Form 10-Q
period 2009-03-31
Alchemical Capital Corp.
filed 2009-05-13
CIK 1439570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-53347
____________________________

ALCHEMICAL CAPITAL CORP.
(Exact name of registrant as specified in its charter)

Florida	26-2814324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1560 Calais Drive Miami Beach, Florida	33141
(Address of principal executive offices)	(Zip Code)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2009
Common Stock, no par value per share	3,000,000 shares

ALCHEMICAL CAPITAL CORP.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	-	-
	$	$

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$4,578	$2,500
Loan from shareholder	9,384	6,093

Total Liabilities	13,962	8,593

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(16,962)	(11,593)
	$(13,962)	$(8,593)

Total Liabilities and Shareholders' Deficiency	$-	$-

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009,
THE PERIOD FROM JUNE 16, 2008 (INCEPTION) TO MARCH 31, 2009

(Unaudited)

		Cumulative from From June 16, 2008 (Inception) to March 31, 2009
	For the three month period ended March 31, 2009

Revenue:	$-	$-

Expenses:
General and Administrative	(5,369)	(16,962)

Net loss	$(5,369)	$(16,962)

Basic and diluted net loss per share	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2009
AND CUMULATIVE FROM THE PERIOD JUNE 16, 2008 (INCEPTION) TO MARCH 31, 2009
(Unaudited)
		Cumulative from June 16, 2008 (Inception) To March 31, 2009
	For the three month period ended March 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,369)	$(16,962)
Increase in accounts payable	2,077	4,578

Net cash used in operating activities	(3,292)	(12,384)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loan from related party	3,292	9,384
Proceeds from issuance of common stock	-	3,000

Net cash provided by financing activities	3,292	12,384

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
	$-	$-
Taxes paid	$-	$-
Interest paid

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

Note 1 – Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for the presentation of interim financial information, but do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.  The audited financial statements for the period June 16, 2008 (Inception) through December 31, 2008 were filed on March 31, 2009 with the Securities and Exchange Commission and are hereby referenced.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2009 and for the period ended June 16, 2008 (Inception) through March 31, 2009 are not necessarily indicative of the results that may be expected for the year ended December 31, 2009.

Note 2 - Accounting Policies and Operations

Organization

Alchemical Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 16, 2008. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At May 1, 2009, the Company had not yet commenced any formal business operations and all activity to date has related to the Company formation, capital stock issuance and professional fees with regard to filings with the Securities and Exchange Commission and identification of businesses. The Company’s fiscal year ends on December 31st.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 107-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”), which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  FSP 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting”, to require those disclosures in summarized financial information at interim reporting. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The Company is currently evaluating the potential impact of FSP 107-1 on its consolidated financial statement presentation and disclosures.  Management does not believe that any other recently issued, but not yet effective, accounting standards or pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.  This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement for beginning on June 16, 2008 (Inception). It is not believed that this will have an impact on the Company’s consolidated financial position, results of operations or cash flows.

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

Loans From Shareholder

The loans from Narayan Capital Funding Corp., the majority shareholder, in the amount of $9,384 are non-interest bearing demand loans, which were approved by the Board of Directors of the Company during the period from June 16, 2008 (Inception) through March 31, 2009.

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

Net operating loss carryforwards totaled approximately $16,962 at March 31, 2009. The net operating loss carryforwards will begin to expire in the year 2028 if not utilized. After consideration of all the evidence, both positive and negative, management has recorded a valuation allowance at March 31, 2009 due to the doubtfulness of realizing the deferred tax assets.

The reconciliation of the income tax computed at the U.S. Federal statutory rate to income tax expense for the period March 31, 2009:

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 1 to our financial statements included in our initial filing on Form 10-K with the Securities and Exchange Commission on March 31, 2009.  Our sole officer and director believes that the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2009 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 31, 2009.

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

ALCHEMICAL CAPITAL CORP.

Date: May 11, 2009	By:	/s/ Robert Papiri
Robert Papiri
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Alchemical Capital Corp.

Index to Exhibits

Exhibit Number	Description
Exhibit 31.1	302 Certification – Robert Papiri
Exhibit 32.1	906 Certification – Robert Papiri