Form 10-K
period 2009-12-31
Alchemical Capital Corp.
filed 2010-03-29
CIK 1439570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OFTHE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

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

           Large accelerated filer                                                                                     Accelerated filer
           Non-accelerated filer                                                                                       Smaller reporting company  ☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

There were no shares of the registrant’s Common Stock held by non-affiliates on March 19, 2010.  On March 19, 2010, there were 3,000,000 shares of the registrant’s Common Stock issued and outstanding and held by two (2) shareholders deemed to be affiliates of the registrant within the meaning of Rule 12b-2 under the Exchange Act.

Index

Alchemical Capital Corp.
FORM 10-K
For The Fiscal Year Ended December 31, 2009

 Explanatory Notes

In this Annual Report on Form 10-K, Alchemical Capital Corp. is sometimes referred to as the “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

Index

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

We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination , including being used as a vehicle for a reverse merger acquisition (a “Business Combination”) with an operating or development stage business (the “Target Business”) which desires to utilize our status as a reporting corporation under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are authorized to issue 100,000,000 shares of common stock (the “Common Stock”), pursuant the Articles of Incorporation of the Company, of which 3,000,000 shares are currently issued and outstanding. We have a shareholder base consisting of two (2) shareholders. None of the shares of Common Stock issued to such shareholder have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”. We intend to provide shareholders with complete disclosure concerning a target company and its business, including audited financial statements, prior to any merger or acquisition.  Further, we will not enter into any Business Combination until the Target Business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the Securities and Exchange Commission (“SEC") pursuant to the requirements of Form 8-K and the Exchange Act and the applicable rules and regulations thereunder.

We intend to seek potential business opportunities and effectuate a Business Combination with a Target Business with growth potential which, in the opinion of our sole officer and director, could provide a return on investment to our shareholders in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad. While we may, under certain circumstances, seek to effect Business Combinations with more than one Target Business, as a result of our limited resources, we will, in all likelihood, have the ability to effect only a single Business Combination. We may effect a Business Combination with a Target Business which may be financially unstable or in its early stages of development or growth. We will not restrict our search to any specific business, industry or geographical location, and we may participate in a business venture of virtually any kind or nature. Our sole officer and director may become involved in management of the Target Business and/or may hire qualified but as yet unidentified individuals to manage such Target Business. There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues and has an accumulated deficit of $(30,206) through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

Index

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

“Shell” Corporation

Our discussion of the proposed business under this caption and throughout this Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Background

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate a Business Combination. We, therefore, can be characterized as a “shell” corporation. As a “shell” corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity.  Further, as a “development stage” or “start-up” company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future. We are dependent upon the efforts of our sole officer and director to effectuate a Business Combination.

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

•	create a public market for shares of capital stock in order to enhance liquidity for shareholders,

•	facilitate raising capital through the private into public sale of securities, commonly referred to as a “PIPE” transaction,

•	facilitate raising capital through the public sale of securities of which the existence of a public market for such securities may exist, and/or

•	acquire additional assets through the issuance of securities rather than for cash.

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

We cannot estimate the time that it will take to effectuate a Business Combination. It could be time consuming; possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a Business Combination on favorable terms, or, if such a Business Combination can be effected at all. We might identify and effectuate a Business Combination with a Target Business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the Target Business is not identified at this time. If this occurs, the Company and its shareholders might not realize any type of profit.

Index

There are relatively low barriers to becoming a blank check company or  shell company, thereby increasing the competitive market for a small number of business opportunities.

There are relatively low barriers to becoming a blank check company or shell company. A newly incorporated company with a single stockholder and sole officer and director may become a blank check or shell company by voluntarily subjecting itself to the SEC reporting requirements by filing and seeking effectiveness of a Form 10, thereby registering its common stock pursuant to Section 12(g) of the Securities Act of 1934 with the SEC. A Form 10 registration statement goes effective by lapse of time 60 days after the original filing date, pursuant to Section 12(g)(1) of the Exchange Act and, upon the expiration of this 60 day time period, a registrant will be subject to the reporting requirements under the Exchange Act and the registration statement is automatically deemed effective. The relative ease and low cost with which a company can become a blank check or shell company can increase the already highly competitive market for a limited number of businesses that will consummate a successful business combination.

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

Index

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

Opportunity for Shareholder Evaluation or Approval of Business Combinations

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential Business Combination until after we have entered into an agreement to effectuate a Business Combination. Such agreement to effectuate a Business Combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director and her advisors in connection with the selection and ultimate consummation of a Business Combination. In addition, under Florida law, the form of Business Combination could have an impact upon the availability of dissenters’ rights (i.e., the right to receive fair payment with respect to our Common Stock) to shareholders disapproving the proposed Business Combination. See “Description of Business – ‘Shell Corporation’” “- Conflicts of Interest” and “Certain Relationships and Related Transactions”.

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

Index
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

The foregoing criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Business Combination will be based, to the extent relevant, on the above factors as well as other objective and subjective criteria deemed relevant by us in connection with effecting a Business Combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a Target Business may not necessarily be indicative of the potential for such Target Business’ future prospects.

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

In connection with our evaluation of a prospective Target Business, our sole officer and director anticipates that she will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a Target Business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty.

Our sole officer and director intends to devote not more than five hours per week of her time to our operations, and, accordingly, consummation of a Business Combination may require a greater period of time than if she devoted her full time to our affairs.  However, our sole officer and director will devote such time as she deems reasonably necessary, to carry out the business and affairs of the Company, including the evaluation of potential Target Businesses and the negotiation of a Business Combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a Target Business or are engaged in active negotiations of a Business Combination. Any costs incurred in connection with the identification and evaluation of a prospective Target Business with which a Business Combination is not ultimately consummated will result in a loss to the Company and reduce the amount of capital available to otherwise complete a Business Combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a Business Combination might not occur.

Index
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

We also expect that many prospective Target Businesses will be brought to our sole officer and director’s attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a Business Combination with a Target Business in which our sole officer and director or her affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a Business Combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our Common Stock. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our sole officer and director or promoters, if any, or any of their respective affiliates or associates, in connection with activities designed to locate a Target Business.

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

Although we have no commitments as of the date of this registration statement to issue any shares of Common Stock, preferred stock, options or warrants or other equity consideration, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a Business Combination. To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur. Additionally, if a substantial number of shares of Common Stock are issued in connection with the consummation of a Business Combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

Any such change in control will likely result in the resignation or removal of our sole officer and director. If there is a change in the person serving as sole officer and director, no assurance can be given as to the experience or qualifications of our new management. Our sole officer and director considers it likely that in order to consummate a Business Combination, a change in control will ultimately occur; therefore, she anticipates offering not less than a controlling interest to a Target Business in order to effectuate a Business Combination.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of any portion of the shares of Common Stock of the existing shareholders as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or any portion of the shares of Common Stock owned beneficially by our sole officer and director. It is also possible that none of our other shareholders, if any, will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that our sole officer and director, who is also the beneficial owner of 90 percent of our outstanding shares of Common Stock, will be provided.

Index

There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a Business Combination or otherwise finance the operations of the Target Business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings by us will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a Business Combination, or to provide funds for an additional infusion of capital into a Target Business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a Business Combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a Target Business may have already incurred debt financing and, therefore, all the risks inherent thereto.

If our securities are issued as part of an acquisition, such securities are required to be issued either in reliance upon exemptions from registration under applicable Federal or state securities laws or registered for public distribution. We intend to primarily target only those companies where an exemption from registration would be available; however, since the structure of the Business Combination has yet to be determined, no assurances can be made that we will be able to rely on such exemptions. Registration of securities typically requires significant costs and time delays are typically encountered. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our Common Stock, of which there is presently no trading market and no assurances can be given that one will develop, could depress the price of our Common Stock in any market which may develop in our Common Stock. Further, such issuance of additional securities would result in a decrease in the percentage ownership of our sole shareholder.

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our Common Stock does not exist. See "Management's Discussion and Analysis or Plan of Operation".

Conflicts of Interest

Our sole officer and director is not required to commit his full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our sole officer and director may engage in other business activities similar and dissimilar to those we are engaged in with any limitations or restrictions applicable to such activities. To the extent that such person engages in such other activities, he will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us.  As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place his other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Index

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of the shares of Common Stock held by Willowhuasca Wellness, Inc. and Narayan Capital Funding Corp., as a condition to, or in connection, with a Business Combination.  Therefore, it is possible that the terms of any Business Combination will provide for the sale of all or a portion of the shares of Common Stock held by such shareholders. In the event that such a sale occurs, the Company's sole officer and director intends to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of Common Stock in connection with a Business Combination pursuant to the same terms that Willowhuasca Wellness, Inc. and Narayan Capital Funding Corp. will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of Common Stock being sold by Willowhuasca Wellness, Inc. and Narayan Capital Funding Corp., whose shares are beneficially owned by our sole officer and director. See “Description of Business – ‘Shell Corporation’” and “- Selection of a Target Business and Structuring of a Business Combination”.

Investment Company Act and Other Regulation

Specifically, we intend to conduct our activities so as to avoid being classified as an “investment company” under the Investment Company Act of 1940 (the “Investment Act”), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.  Our plan of business may involve changes in our capital structure, corporate structure, management team, the board of directors, voting control by our sole shareholder and business prospects and plans, especially if we consummate a Business Combination, as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, shareholders will not be afforded these protections.

Any securities which we might acquire in exchange for our Common Stock will be “restricted securities” within the meaning of the Securities Act. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available under the Securities Act. Section 4(1) of the Securities Act, which exempts sales of securities not involving a public distribution by persons other than an issuer, underwriter or dealer, would in all likelihood be available to permit a private sale. Although our plan of operation does not contemplate the resale of an acquired Target Business’ securities, if such a sale were to be necessary, we would be required to comply with the provisions of the Securities Act to effect such resale.

Any Business Combination that we consummate may be in an industry which is regulated or licensed by Federal, state or local authorities. Compliance with such regulations can be expected to be a time consuming and expensive process.

Penny Stock Regulations - State Blue Sky restrictions - Restrictions on Marketability

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

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because our securities may from time to time, and at the present time, constitute "penny stocks" within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our sole shareholder and other shareholders, if any, to sell their shares in any public market which might develop.

Index

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

Index

Facilities

Our principal office is located at 1560 Calais Drive, Miami, Florida 33141. We occupy this space rent-free. We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs. See “Description of Property” and “Certain Relationships and Related Transactions”.

Employees

As of the date of this Registration Statement, we are in the development stage and currently have no employees, other than our sole officer and director. Our sole officer and director serves on a part-time basis. We expect to use consultants, attorneys and accountants as necessary, and do not anticipate a need to engage any other employees, so long as we our seeking and evaluating Target Businesses. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire a Target Business, or participate in a specific Business Combination.

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

Item 4.       Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2009.

Index

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has not been approved for quotation or trading and, accordingly, a public trading market for our shares of common stock has not yet commenced and no shares of our common stock have been traded.  There can be no assurance that such a public trading market will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  On March 19, 2010, there were 2 registered holders of our common stock.

Dividends

We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. The declaration and payment of dividends in the future will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

The following is a summary of the sole transaction by us from June 16, 2008, which is our inception, through March 19, 2010 involving sales of our securities that were not registered under the Securities Act.  The offer and sale was made in reliance on Section 4(2) of the Securities Act, or Regulation D promulgated under Section 4(2) of the Securities Act, as transactions by an issuer not involving any public offering.  The purchaser was an “accredited investor”, as that term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended.  The purchaser was provided access to all material information which it requested, and all information necessary to verify such information and were afforded access to management of the registrant in connection with this purchase. The holder of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the registrant. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration under the Securities Act, in any further resale or disposition.

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

Index

Item 6.    Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2009, the period ended December 31, 2008, and for the period June 16, 2008 (our inception) to December 31, 2009, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Statement of Operations Data:	Year Ended December 31, 2009	Period from June 16, 2008 (inception) to December 31, 2008	Cumulative from June 16, 2008 (inception) to December 31, 2009

Revenue:	$-	-	-

Expenses:
General and administrative	18,613	11,593	30,206

Total expenses	18,613	11,593	30,206

Net (loss)	$(18,613)	(11,593)	(30,206)

Basic and diluted net (loss) per share	$-	-
Weighted average number of common shares outstanding	3,000,000	3,000,000

	As of	As of
Consolidated Balance Sheet Data:	December 31, 2009	December 31, 2008

Cash and cash equivalents	$-	$-
Working capital	(27,206)	(8,593)
Total assets	-	-
Total long-term liabilities	-	-
Total liabilities	27,206	8,593
Total shareholders’ (deficit)	(27,206)	(8,593)

Index

Item 7.    Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period June 16, 2008, our inception, through December 31, 2009, the period ended December 31, 2008, and the year ended December 31, 2009, and the related notes; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report.  Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Overview

Alchemical Capital Corp., a Florida corporation (the “Company”, “us”, “we” and “our), is a development stage company conducting no business operations, other than our efforts to effect a business combination with a target business that desires to utilize our status as a reporting corporation under the Exchange Act., which we consider to have significant growth potential.  We were incorporated in the State of Florida on June 16, 2008.  To date, we have neither engaged in any operations nor generated any revenue.  We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we may effectuate a business combination. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months.  We neither generate any cash revenue nor cash flow.  Our operating costs, which include professional fees and costs are likely to approximate $19,000 during the next 12 months.  In the event we cannot meet our operating costs prior to the effectuation of a business combination, we may cease operations and a business combination may not occur.

Index

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $25,331 from inception of June 16, 2008 to December 31, 2009 and has an accumulated deficit of $(30,206) through December 31, 2009. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results of Operations

We are a development stage company and have incurred losses of $(30,206) as of December 31, 2009, which are due to ongoing general and administrative expenses and not having generated any revenues.

Results for the Year Ended December 31, 2009 and the Period from June 16, 2008 (our inception) through December 31, 2008

Revenues. The Company’s revenues for the year ended December 31, 2009 and the period ended December 31, 2008 were $0.  No revenues occurred during these periods, because no there were no sales.

Cost of Revenues.  The Company’s cost of revenues for the year ended December 31, 2009 and the period ended December 31, 2008 were $0.  There was not cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the year ended December 31, 2009 and the period ended December 31, 2008 was $0.  No gross profit/loss occurred during these periods, because no there were no sales.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2009 were $18,613 as compared to 11,593 for the period from June 16, 2008 (our inception) through December 31, 2008.  General and administrative expenses consist primarily of professional service fees paid to our law firm, accounting firm and financial printer handling our SEC filings.

Net Loss. Net loss for the year ended December 31, 2009 was $18,613 as compared to 11,593 for the period from June 16, 2008 (our inception) through December 31, 2008.  The net loss was due to the expenses associated with being a reporting company under the Exchange Act and generating no revenues since our inception.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our Company.  We believe we can absorb most, if not all, increased non-controlled operating costs by operating our Company in the most efficient manner possible.

Index

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2009:

Cash and cash equivalents	$-
Working capital deficit	(27,206)
Total assets	-
Total liabilities	27,206
Total shareholders’ deficiency	(27,206)

During the period June 16, 2008, our inception, through December 31, 2009, we had a working capital deficit of ($27,206), which was due to spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception on June 16, 2008.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s preparation and filing of its Registration Statement on Form 10.

Cash Flows from Investing Activities

We did not make any investments as of March 19, 2010.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the year ended December 31, 2009 was $16,238.  Net cash provided by financing activities for the period from June 16, 2008, our inception, through December 31, 2008 was $9,093.  We have received loan proceeds in the amount $22,331 as of December 31, 2009 from a related party shareholder, which remains outstanding and payable.

Intangible Assets

There were no intangible assets during the year ended December 31, 2009 and from the period June 16, 2008 (inception) through December 31, 2009.

Material Commitments

There were no material commitments during the year ended December 31, 2009 and from the period June 16, 2008 (inception) through December 31, 2009.

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

Index

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

For the period from June 16, 2008 (inception) through December 31, 2009, we recognized revenues of $0.

Earnings (Loss) Per Share

We compute earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from June 16, 2008 (inception) through December 31, 2009.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from June 16, 2008 (inception) through December 31, 2009.

Index

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Fair Value of Financial Instruments

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Share Based Payments
(included in ASC 718 “Compensation-Stock Compensation”)

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

Effective October 4, 2007, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the share-based payments.

Recent Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

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

Index

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Alchemical Capital Corp.

We have audited the accompanying balance sheet of Alchemical Capital Corp. (a development stage enterprise)(the “Company”) as of December 31, 2009 and 2008 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period June 16, 2008 (inception) through December 31, 2009. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alchemical Capital Corp. (a Florida corporation) as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period June 16, 2008 (inception) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed further in Note 1, the Company has been in the development stage since its inception (June 16, 2008) and continues to incur significant losses. The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Lake & Assoicates CPA's LLC
Lake & Associates CPA’s LLC
Boca Raton, Florida

March 18, 2010

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

(Audited)

	December 31, 2009	December 31, 2008
ASSETS

CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	4,875	2,500
Loans from shareholder	$22,331	$6,093

Total Liabilities	27,206	8,593

SHAREHOLDERS' DEFICIENCY
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Deficit accumulated during the development stage	(30,206)	(11,593)
	$(27,206)	$(8,593)

Total Liabilities and Shareholders' Deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Audited)

		Period from	Cumulative from
	For the year	June 16, 2008 (Inception)	June 16, 2008 (Inception)
	ended December 31, 2009	through December 31, 2008	through December 31, 2009

Revenue:	$-	$-	$-

Expenses:
General and Administrative	18,613	11,593	30,206

Total Expenses	(18,613)	(11,593)	(30,206)

Net (loss) before Income Taxes	(18,613)	(11,593)	(30,206)

Income Tax Expense	-	-	-

Net (loss)	$(18,613)	$(11,593)	$(30,206)

Basic and diluted net loss per share	$-	$-	$-

Weighted average number of shares outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF SHAREHOLDERS' DEFICIT
FOR THE PERIOD JUNE 16, 2008 (INCEPTION) THROUGH DECEMBER 31, 2009
(Audited)

	Number of	Common	Accumulated
	Common Shares	Stock	Deficit	Total

Balance at June 16, 2008 (Inception), Founder's
Shares issued for cash (3,000,000 shares at $.001/share)	3,000,000	$3,000	$	$3,000

Net Loss for the period			(11,593)	(11,593)

Balance at
December 31, 2008	3,000,000	$3,000	$(11,593)	$(8,593)

Net Loss for the period			(18,613)	(18,613)

Balance at
December 31, 2009	3,000,000	$3,000	$(30,206)	$(27,206)

The accompanying notes are an integral part of these financial statements.

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Audited)
		Period from	Cumulative from
	For the year	June 16, 2008 (Inception)	June 16, 2008 (Inception)
	ended December 31, 2009	through December 31, 2008	through December 31, 2009
OPERATING ACTIVITIES:
Net loss	$(18,613)	$(11,593)	$(30,206)
Increase (decrease) in accounts payable	2,375	2,500	4,875

Net cash used in operating activities	(16,238)	(9,093)	(25,331)

FINANCING ACTIVITIES:
Proceeds from loan from shareholders	16,238	6,093	22,331
Proceeds from issuance of common stock	-	3,000	3,000

Net cash provided by financing activities	16,238	9,093	25,331

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NON-CASH ACTIVITIES	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Alchemical Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 16, 2008. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At December 31, 2009, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Continued)

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of  a development stage company, and that the statements of operations, stockholders’ equity/(deficit) and cash flows disclose activity since the date of the Company’s inception.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

EARNINGS PER SHARE

The Company computes earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”.  Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INCOME TAXES

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company considers that the carrying amount of financial instruments, including accounts payable, approximates fair value because of the short maturity of these instruments.

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Continued)
RELATED PARTIES

Related parties, which can be a corporation, individual, investor or another entity are considered to be related if the party has the ability, directly or indirectly, to control the other party or exercise significant influence over the Company in making financial and operating decisions. Companies are also considered to be related if they are subject to common control or common significant influence. The Company has these relationships.

RECENT ACCOUNTING PRONOUNCEMENTS

The company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on March 17, 2010.

NOTE 3 – SHAREHOLDERS’ EQUITY

On June 16, 2008, the Company issued 3,000,000 shares of common stock to its initial shareholder in exchange for $3,000.

NOTE 4 – INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. ASC 740 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

ASC 740 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31,	December 31,
	2009	2008
Income tax expense (asset) at statutory rate	$(6,328)	$(3,942)
Valuation allowance	6,328	3,942

Income tax expense per books	$-0-	$-0-

Index

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009
(Continued)

Net deferred tax assets consist of the following components as of:

	December 31,	December 31,
	2009	2008
NOL Carryover	$30,206	$11,593
Valuation allowance	(30,206)	(11,593)

Net deferred tax asset	$-0-	$-0

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the years ended December 31, 2009 and December 31, 2008, were $30,206 and 11,593, respectively, and for federal income tax reporting purposes are subject to annual limitations.  Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2009 and December 31, 2008, respectively, the Company had no amounts in excess of FDIC insured limit.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $22,331 as of December 31, 2009, and $6,093 as of December 31, 2008.

The Company does not lease or rent any property.  Office space and services are provided without charge by an officer / shareholder.  Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Index

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 19, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Index

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of March 19, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in internal control over financial reporting as of March 19, 2010.

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

/s/ Robert Papiri
Robert Papiri
Chairman, President and Treasurer

Item 9B.   Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2009, but not reported.

Index

PART III

Item 10.   Directors, Executive Officers and Corporate Governance.

Our sole director and executive officer and his age as of March 19, 2010 is as follows:

Name	Age	Principal Positions With Us
Robert Papiri	48	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

The following describes the business experience of Robert Papiri, including his other directorships held in reporting companies, if any:

Robert Papiri is our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, which positions he has held since November, 2008.  Since September, 2009, Mr. Papiri has served as chairman of the board, chief executive officer, president, secretary and treasurer of Bhakti Capital Corp., a public reporting company.  Since October, 2009, Mr. Papiri has served as chairman of the board, chief executive officer, president, secretary and treasurer of Darshan Equity Investment, Inc., a public reporting company.  From June 2008 until May 2008, Mr. Papiri served as chairman of the board, chief executive officer, president, secretary and treasurer of Narayan Capital Corp., a public reporting company which was renamed Home School Holdings, Inc. after Mr. Papiri's resignation from such position.  Since May 2003, Mr. Papiri has been a member of Acer Capital Group, LLC, serving as an advisor and consultant to small public companies and privately held companies.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC.   Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file.  With reference to transactions during the fiscal year ended December 31, 2009, to our knowledge, based solely on review of the copies of such reports furnished to us and written representations, all Section 16(a) forms required to be filed with the SEC were filed.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  Prior to an acquisition, we do not believe such a code is necessary because we are not an operating company.  Our Board of Directors intends to consider adopting such a code in the future.

Index

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

 The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2009 and 2008 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Robert Papiri(1)	2009	$0	$0	$0	$0	$0	$0	$0	$0
	2008	$0	$0	$0	$0	$0	$0	$0	$0
CEO Colleen Foyo(1)	2008	$0	$0	$0	$0	$0	$0	$0	$0

(1)
Mr. Papiri became our Chief Executive Officer in November 2008 and Ms. Foyo resigned on the same date.  Mr. Papiri was the only executive officer of the Company during the year 2009. Mr. Papiri also serves as Chairman, Principal Financial Officer and Principal Accounting Officer.

Index

Employment Agreements

We have not entered into any employment agreements with our executive officers.  Our decision to enter into an employment agreement, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officer upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officer, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officer, as of December 31, 2009, our fiscal year-end.

Option Exercises and Stock Vested in 2009

Our named executive officer did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2009.  Our named executive officer did not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We expect to adopt an equity incentive plan. The purposes of the plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers, employees, consultants and non-employee directors will be eligible to participate in the plan.  We have not determined the amount of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Potential Employment Agreement and Benefits

We do not intend to enter into an employment agreement with Robert Papiri, our sole executive officer, or provide any compensation or benefits to him.

Potential Payments Upon Termination or Change in Control

As of December 31, 2009, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2009

We have not granted any plan-based awards to our named executive officers, since our inception.

Index

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 19, 2010, for:

• each person or group known to us to beneficially own 5% or more of our common stock;

• each of our directors and director nominees;

• each of our named executive officers; and

• all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law. Unless otherwise indicated below, each entity or person listed below maintains an address of 1560 Calais Drive, Miami, Florida  33141.

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 19, 2010, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)
Narayan Capital Funding Corp.(2)	2,700,000	90%
Willowhuasca Wellness, Inc.(2)(3)	300,000	10%
All directors and executive officers as a group	2,700,000	90%
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

Index

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

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

Index

Item 14.    Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from June 16, 2008 (inception) through December 31, 2008 and the year ended December 31, 2009.

	2009	2008

Audit Fees	$6,900	$5,750
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Total Audit and Audit-Related Fees	$6,900	$5,750

Item 15.     Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description	Incorporated Herein by Reference to	Filed Herewith
3.1	Articles of Incorporation, as currently in effect	Previously filed with the SEC as exhibits on the registrant’s Form 10 General Form for Registration of Securities on July 23, 2008
3.2	Bylaws, as currently in effect	Previously filed with the SEC as exhibits on the registrant’s Form 10 General Form for Registration of Securities on July 23, 2008
4.1	Specimen common stock certificate	Previously filed with the SEC as exhibits on the registrant’s Form 10 General Form for Registration of Securities on July 23, 2008
10.1	Stock Purchase Agreement among Alchemical Capital Corp., Willowhuasca Wellness, Inc. and Narayan Captial Funding Corp., dated November 13, 2008	Previously filed with the SEC as an exhibit to the registrant’s Form 8-K on November 13, 2008
23.1	Consent of Lake & Associates, CPA’s LLC		X
31.1	302 Certification – Robert Papiri		X
32.1	906 Certification – Robert Papiri		X

Index

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2010.

ALCHEMICAL CAPITAL CORP.

By:          /s/ Robert Papiri
Robert Papiri
President, Secretary and Treasurer

Index

ALCHEMICAL CAPITAL CORP.

(the “Registrant”)
(Commission File No. 000-53347)
Exhibit Index
to
Annual Report on Form 10-K
for the Year Ended December 31, 2009

Exhibit No.	Description
23.1	Consent of Lake & Associates, CPA’s LLC
31.1	302 Certification – Robert Papiri
32.1	906 Certification – Robert Papiri