Form 10-Q
period 2010-06-30
Alchemical Capital Corp.
filed 2010-08-16
CIK 1439570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 13, 2010

Common Stock, no par value per share	3,000,000 shares

ALCHEMICAL CAPITAL CORP.

PART I   FINANCIAL INFORMATION

Item 1.   Financial Statements

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS:
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable & accrued expenses	$3,803	$4,875
Loan from shareholder	2,375	22,331

Total Liabilities	6,178	27,206

SHAREHOLDERS' DEFICIT
Common stock (no par value, 100,000,000 shares authorized;
3,000,000 issued and outstanding)	3,000	3,000
Additoinal paid in capital	27,910
Deficit accumulated during the development stage	(37,088)	(30,206)
	$(6,178)	$(27,206)

Total Liabilities and Shareholders' Deficit	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative from
	For the three month period	For the six month period	For the three month period	For the six month period	June 16, 2008 (Inception)
	ended June 30, 2010	ended June 30, 2010	ended June 30, 2009	ended June 30, 2009	to June 30, 2010

Revenue:
	$-	$-	$-	$-	$-
Expenses:
General and Administrative	(3,653)	(6,882)	(5,250)	(10,619)	(37,088)

Net income (loss)	$(3,653)	$(6,882)	$(5,250)	$(10,619)	$(37,088)

Basic and diluted net loss per share	$-	$-	$-	$-	$-

Weighted average number of shares used in calculating
basic and diluted net loss per share	3,000,000	3,000,000	3,000,000	3,000,000

The accompanying notes are an integral part of these unaudited financial statements.

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)
			Cumulative from
	For the six month period	For the six month period	June 16, 2008 (Inception)
	ended June 30, 2010	ended June 30, 2009	to June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,082)	$(10,619)	$(37,088)
Increase (decrease) in accounts payable	(1,072)	9,510	3,803

Net cash used in operating activities	(7,154)	(1,109)	(33,285)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholder	(20,756)	1,109	2,375
Shareholder contribution	27,910	-	27,910
Proceeds from issuance of common stock	-	-	3,000

Net cash provided by financing activities	7,154	1,109	33,285

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS
Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Alchemical Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 16, 2008. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At August 13, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued on August 13, 2010.

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

NOTE 4 - CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 at June 30, 2010.

NOTE 5 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $2,375 as of June 30, 2010, and $22,331 as of December 31, 2009.  On April 21, 2010, the Company’s majority shareholder canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $33,285 from June 16, 2008 (inception) to June 30, 2010 and has an accumulated deficit of $37,088 through June 30, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Six Month Period Ended June 30, 2010 Compared to the Six Month Period Ended June 30, 2009

Revenues. The Company’s has never had revenue since inception.

Cost of Revenues.  The Company’s cost of revenues for the six month periods ended June 30, 2010 and June 30, 2009 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the six month periods ended June 30, 2010 and June 30, 2009 were $6,882 and $10,619 respectively. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended June 30, 2010 and June 30, 2009 were $(6,882) and $(10,619), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

Results for the Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

Revenues. The Company’s revenues for the quarter ended June 30, 2010 and June 30, 2009 were $0.  There were no sales during these periods.

Cost of Revenues.  The Company’s cost of revenues for the quarter ended June 30, 2010 and June 30, 2009 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2010 and June 30, 2009 were $3,653 and $5,250, respectively. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the quarter ended June 30, 2010 and June 30, 2009 were $(3,653) and $(5,250), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period ended June 30, 2010, we had an accumulated deficit of $(37,088).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2010, total current assets were $0.

As of June 30, 2010, total current liabilities were $6,178, which consisted of accounts payable in the amount of $3,803 and a shareholder loan in the amount of $2,375.  As of December 31, 2009, total current liabilities were $27,206, which consisted of accounts payable in the amount of $4,875 and a shareholder loan in the amount of $22,331.  We had negative net working capital of $(6,178) as of June 30, 2010, compared to negative net working capital of $(27,206) as of December 31, 2009.

During the six month period ended June 30, 2010, operating activities used cash of $7,154.  During the six month period ended June 30, 2009, operating activities used cash of $1,109.  The cash used by operating activities was related to general and administrative expenses.  All of the cash during these periods was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for the periods ended June 30, 2010 and June 30, 2009.  On April 21, 2010, the Company’s majority shareholder canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

Intangible Assets

There were no intangible assets as of June 30, 2010.

Material Commitments

There were no material commitments as of June 30, 2010.

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of June 30, 2010.

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

ALCHEMICAL CAPITAL CORP.

DATE:  August 13, 2010                                                              By: /s/ Basilio Chen
      Basilio Chen
      President, Secretary and Treasurer
      (Principal Accounting Officer and Authorized Officer)

Alchemical Capital Corp.

Index to Exhibits

Exhibit Number                 Description

Exhibit 31.1                        302 Certification – Basilio Chen
Exhibit 32.1                        906 Certification – Basilio Chen