Form 10-Q
period 2010-09-30
Alchemical Capital Corp.
filed 2010-11-12
CIK 1439570

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-53347

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

Large accelerated filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 12, 2010

Common Stock, no par value per share	3,000,000 shares

ALCHEMICAL CAPITAL CORP.

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	Sep 30, 2010	Dec 31, 2009
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash & equivalents	$-	$-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$3,803	$4,875
Loan from shareholder	3,553	22,331

Total Liabilities	7,356	27,206

STOCKHOLDERS' DEFICIT

Common stock (no par value, 100,000,000 shares authorized; 3,000,000 issued and outstanding)	3,000	3,000
Additional paid in capital	27,910	-
Deficit accumulated during the development stage	(38,266)	(30,206)

	(7,356)	(27,206)

Total Liabilities and Stockholders' Deficit	$-	$-

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

(Unaudited)

					Cumulative
					From Inception
					(Jun 16, 2008)
	Three Months Ended Sep 30		Nine Months Ended Sep 30		Through
	2010	2009	2010	2009	Sep 30, 2010

Revenue	$-	$-	$-	$-	$-

Expenses
General and administrative	1,178	2,795	8,060	13,414	38,266
Total expenses	1,178	2,795	8,060	13,414	38,266

Net income (loss)	$(1,178)	$(2,795)	$(8,060)	$(13,414)	$(38,266)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	3,000,000	3,000,000	3,000,000	3,000,000

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

(Unaudited)

			Cumulative
			From Inception
	Nine Months Ended Sep 30		(June 16, 2008)
			Through
	2010	2009	Sep 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,060)	$(13,414)	$(38,266)
Increase (decrease) in accounts payable	(1,072)	11,985	3,803

Net cash used in operating activities	(9,132)	(1,429)	(34,463)

CASH FLOWS FROM FINANCING ACTIVITIES:

Increase in Loan from shareholder	9,132	1,429	31,463
Proceeds from issuance of common stock	-	-	3,000

Net cash provided by financing activities	9,132	1,429	34,463

NET INCREASE IN CASH & CASH EQUIVALENTS	-	-	-

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	-	-	-

CASH & CASH EQUIVALENTS, ENDING BALANCE	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

NONCASH INVESTING AND FINANCING TRANSACTIONS

Shareholder contribution used to pay down shareholder loan	$27,910	$-	$27,910

ALCHEMICAL CAPITAL CORP.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
September 30, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Alchemical Capital Corp. (the “Company”), a development stage company, was incorporated in Florida on June 16, 2008. The Company intends to serve as a vehicle to effect asset acquisition, merger, exchange of capital stock or other type of business combination with a domestic or foreign business. At November 11, 2010, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

NOTE 2 – ACCOUNTING POLICIES

BASIS OF PRESENTATION – DEVELOPMENT STAGE COMPANY

The Company has not earned any revenue from operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in ASC 915 “Development Stage Entities”, which was previously Financial Accounting Standards Board Statement No. 7.  Among the disclosures required by ASC 915 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholders’ equity/deficit and cash flows disclose activity since the date of the Company’s inception. The unaudited financial statements included in this report have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission for interim reporting and include all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation.

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

SUBSEQUENT EVENTS

We evaluated subsequent events through the date and time our financial statements were issued.

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

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company’s majority shareholder has provided loans to the Company in the amount of $3,553 as of September 30, 2010, and $22,331 as of December 31, 2009.  On April 21, 2010, the Company’s majority shareholder canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of  $34,463 from June 16, 2008 (inception) to September 30, 2010 and has an accumulated deficit of $38,266 through September 30, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the SEC on March 29, 2010.  Our sole officer and director believes the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Nine Month Period Ended September 30, 2010 Compared to the Nine Month Period Ended September 30, 2009.

Revenues. The Company’s has never had revenue since inception.

Cost of Revenues.  The Company’s cost of revenues for the nine month periods ended September 30, 2010 and September 30, 2009 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the nine month periods ended September 30, 2010 and September 30, 2009 were $8,060 and $13,414 respectively. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the periods ended September 30, 2010 and September 30, 2009 were $(8,060) and $(13,414), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

Results for the Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

Revenues. The Company’s revenues for the quarter ended September 30, 2010 and September 30, 2009 were $0.  There were no sales during these periods.

Cost of Revenues.  The Company’s cost of revenues for the quarter ended September 30, 2010 and September 30, 2009 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2010 and September 30, 2009 were  $1,178 and $2,795, respectively. General and administrative expenses consisted primarily of professional service fees.

Net Loss. Net loss for the quarter ended September 30, 2010 and September 30, 2009 were  $(1,178) and $(2,795), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period ended September 30, 2010, we had an accumulated deficit of $(38,266).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of September 30, 2010, total current assets were $0.

As of September 30, 2010, total current liabilities were $7,356, which consisted of accounts payable in the amount of $3,803 and a shareholder loan in the amount of $3,553.  As of December 31, 2009, total current liabilities were $27,206, which consisted of accounts payable in the amount of $4,875 and a shareholder loan in the amount of $22,331.  We had negative net working capital of $7,356 as of September 30, 2010, compared to negative net working capital of $(27,206) as of December 31, 2009.

 During the nine month period ended September 30, 2010, operating activities used cash of $9,132.  During the nine month period ended September 30, 2009, operating activities used cash of $1,429.  The cash used by operating activities was related to general and administrative expenses.  All of the cash during these periods was provided by shareholder loans and capital contributions, which was the Company’s sole source of cash for the periods ended September 30, 2010 and September 30, 2009.  On April 21, 2010, the Company’s majority shareholder canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

Intangible Assets

There were no intangible assets as of September 30, 2010.

Material Commitments

There were no material commitments as of September 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We have not utilized any derivative financial instruments such as futures contracts, options and swaps, forward foreign exchange contracts or interest rate swaps and futures. We believe that adequate controls are in place to monitor any hedging activities.  We do not currently have any revenues or own assets and operate facilities in countries outside the United States and, consequently, we are not affected by foreign currency fluctuations or exchange rate changes.  Overall, we believe that our exposure to interest rate risk and foreign currency exchange rate changes is not material to our financial condition or results of operations.

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

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;


Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and


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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as ofSeptember 30, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of September 30, 2010 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of September 30, 2010.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ALCHEMICAL CAPITAL CORP.

DATE: November 12, 2010	By: /s/ Basilio Chen
Basilio Chen
President, Secretary and Treasurer
(Principal Accounting Officer and
Authorized Officer)

Alchemical Capital Corp.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Basilio Chen
Exhibit 32.1	906 Certification – Basilio Chen