Form 10-K
period 2010-12-31
Advanced Water Technology Holdings, Inc.
filed 2011-04-14
CIK 1439570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR SECTION 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-58513

Advanced Water Technology Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	26-2814324
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 Bayhill Drive, 2nd Floor

San Bruno, California 94066

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (650) 438-0928

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value

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

On March 1, 2011, there were 6,750,000 shares of the registrant’s Common Stock issued and outstanding with 6,687,500 shares held by one (1) shareholder deemed to be an affiliate of the registrant within the meaning of Rule 12b-2 under the Exchange Act. The balance of 67,500 shares was held by (2) two shareholders who are not affiliates.

2

Advanced Water Technology Holdings, Inc.

FORM 10-K

For The Fiscal Year Ended December 31, 2010

INDEX *

 Explanatory Notes

In this Annual Report on Form 10-K, Advanced Water Technology Holdings, Inc. is sometimes referred to as the “AWTH”, “Company”, “we”, “our” or “us” and U.S. Securities and Exchange Commission is sometimes referred to as the “SEC”.

PART I

Item 1. Business.

General

Advanced Water Technology Holdings, Inc. (“AWTH”) was incorporated under the laws of the State of Florida on June 16, 2008 under the name of Alchemical Capital Corp, Inc. and subsequently re-domiciled in Delaware and renamed Advanced Water Technology Holdings, Inc. on November 24, 2010. We are a developmental stage company and have no revenues to date. From 2008 through April, 2010, Company activities were limited to actions related to organization and the preparation of a registration statement on Form 10 (the “Registration Statement”). We are a “shell” company conducting no current business operations. Since September, 2010 our efforts have focused on seeking to identify and acquire companies (“Target Businesses”) with non-chemical water related technology solutions in the global water processing, recycling, treatment, purification and disinfection market focusing on both the North American and key emerging Asian markets. We have no full-time employees and neither own nor lease any real estate nor vehicles.

We are authorized to issue 75,000,000 shares of common stock (the “Common Stock”), and 25,000,000 shares of Preferred Stock ( the “Preferred Stock”)pursuant the Articles of Incorporation of the Company, of which 6,750,000 shares of common stock are currently issued and outstanding. We have a current shareholder base consisting of three (3) shareholders. The parent of AWTH known as Advanced Water Technologies, Inc, owns 6,682,500 of the outstanding shares or 99%. None of the shares of Common Stock issued to such shareholders have been registered under the Securities Act of 1933, as amended (the “Securities Act”). See “Description of Securities”. We intend to seek potential business opportunities and effectuate acquisitions, mergers, exchanges of capital stock, or acquisition of stock or assets for cash and securities (“Acquisitions”) of Target Businesses with growth potential which, in the opinion could provide a return on investment to our shareholders in the form of cash compensation and/or the potential for capital appreciation in the form of continuing equity ownership. Our efforts in identifying prospective Target Businesses are expected to include businesses in the United States and abroad as described above in non-chemical related water technology. Our officers and employees when hired will become involved in management of the Target Business and/or will hire qualified but as yet unidentified individuals to help manage such Target Business. There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no agreements to acquire or merge with any specific business or company.

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues and has an accumulated deficit of $ (43,676) through December 31, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

We have not yet established any source of revenues sufficient to cover our operating costs and allow us to continue as a going concern other than loans from time to time by the parent company AWT or the Chairman of the Board, President, Secretary, Treasurer and CEO of AWTH Basilio Chen.  Our ability to continue as a going concern is dependent on us obtaining adequate capital or loans to fund operating losses until we become profitable.  If we are unable to obtain adequate capital or loans, we could be forced to cease operations.  There can be no assurance that we will operate at a profit or additional debt or equity financing will be available, or if available, can be obtained on satisfactory terms.

“Shell” Corporation

Our discussion of the proposed business under this caption and throughout this Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities in the water technology industry.

Background

We have conducted no business operations to date and expect to conduct none in the future, other than our efforts to effectuate acquisitions. We, therefore, can be characterized as a “shell” corporation. As a “shell” corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a “development stage” or “start-up” company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future. We are dependent upon the efforts of our officers and consultants to effectuate a Business Acquisition.

No trading market in our securities presently exists and we have no plans on registering any securities under the Securities Act or state blue sky laws for the foreseeable future. It is not likely that a trading market will be created in our securities until such time as Acquisitions of Target Businesses occur. No assurances are given that subsequent to such acquisitions occur that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 75,000,000 shares of Common Stock authorized and 25,000,000 shares of Preferred Stock, of which 6,750,000 of common stock are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be “restricted securities”, as that term is defined under Rule 144 promulgated under the Securities Act. These shares cannot be resold under Rule 144 but must be registered under the Securities Act. As of the date hereof, we have not provided to any shareholder registration rights to register under the Securities Act any shares of Common Stock of the Company

Industry and Target Business

We will seek to acquire Target Businesses in the non-chemical water technology market.

To date, we have not selected any particular Target Business in which to concentrate our Acquisition efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a transaction with a Target Business.

To the extent that we effect an Acquisition with a financially unstable company or an entity in its early stage of development or growth (including entities without established records of sales or earnings), we will become subject to numerous risks and uncertainties inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect an Acquisition even one with stable earnings history being in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of the water industry. . Although we will endeavor to evaluate the risks inherent in a particular Target Business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

The Company's objective is to become a provider and innovator of Point of Use (“POU”) and Point of Entry (“POE”) water-related technology solutions in the global water processing, treatment, recycling and disinfection market, focusing on key emerging markets and non-chemical technology such as ozone, ultraviolet (UV), reverse osmosis, ultra filtration and atmospheric generation. The Company seeks to achieve this objective through acquiring businesses in the United States, Canada and even Europe with proven technology , integrating sales and marketing efforts, expanding distribution channels , reducing general and administrative costs and creating a market basket of water related solutions to customers. In addition to expanding it’s presence in the US marketplace, the Company will focus on developing a product and services distribution channel in emerging markets, with initial emphasis on China. The Company plans to become an innovator of new technologies and applications to augment its position as an aspiring industry leader.

Acquisition and Integration Strategy. Through its acquisition strategy, the Company plans to acquire, integrate, and consolidate select target companies, providing the Company with additional competitive products and services readily available in the U.S. and, as appropriate, other geographies. The Company's acquisition strategy is based on the following elements: (a) the ability to identify and acquire leading technologies; and (b) implementation of an efficient program to move prospects through lead generation, negotiation, consummation and integration;

The Company plans to execute its acquisition strategy by initially targeting companies in the US and Canada and then following up with international acquisitions of companies with market share in China. In the future, the Company may also consider acquisitions of companies in other geographies. Examples of areas currently being explored include turnkey system integration for industrial water processing including ground water treatment, wastewater treatment, soil remediation, and water conservation.

The Company expects to use a combination of cash, debt (including seller financing) and equity to acquire companies, and to incentivize the managers of these companies through participation in the Company's equity plan. Various types of debt and equity capital will be necessary to implement the acquisition strategy. The Company expects to seek funding from equity investors and from other sources, including, among others, traditional bank financing, and seller financing.

Management and Advisory Team. The Company's operations model is intended to make the firm scalable, diversifiable and maintainable as it grows through acquisition. A significant component of this model is the Company's program for developing an effective distributed management structure. The Company has focused initially on hiring management and consultants to drive its growth. The Company currently has no full time paid employees. We intend to add professionals and support staff that have relevant industry experience and are expected to provide the human capital needed to expand the Company's development, operations, sales and marketing and distribution capabilities.

Item 1A. Risks Related to the Company and Management

No Previous Operating History. The Company was formed on June 16, 2008 and only since October, 2010 has been involved in the water technology market to the extent of seeking acquisition candidates. Because the Company has been operating for a relatively short period of time, it has not produced a profit. There is no assurance that it will ever produce a profit. There have been only limited development stage organizational efforts and no operations or revenues. As a new enterprise, it is likely to be subject to risks its management has not anticipated. The business will fail, if management is unable to secure sales of the initial products in the Asia Pacific market or acquire the targeted acquisitions and do so as expected and when expected, and then the Investors will suffer a complete loss of their investment. Even after the development of Asia Pacific distribution network and consummation of acquisitions, management is still required to successfully manage the operations to avoid failure.

No Assurance of Success. New businesses typically experience a high rate of failure within the first two years of business and the success of the Company is dependent upon a variety of factors and its ongoing success in general is subject to uncertainties and contingencies beyond the control of the Company. No assurance can be given that that the Company’s business operations or strategy will be successful or that future results anticipated herein or in any other document in connection with this Offering, will be successful and any investment made herein would be lost in its entirety.

Management has Limited Experience in the Water Industry. The Company's management has little experience in the water industry. As a result, the Company will depend on the experience of consultants and additional personnel, some of whom may be added through acquisition of other companies. There can be no assurance that the Company will be able to obtain and maintain expert capabilities in the water industry, and any failure to do so would have a material adverse effect on the Company's business.

The Company’s Parent owns 99% of the Outstanding Voting Securities. Currently, Basilio Chen, Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board of Directors of the Company, through the majority shareholder, AWT, owns or controls, approximately restricted shares of Common Stock, of the shares of Common Stock issued and outstanding of AWT, As a result, Mr. Chen and the management, collectively, control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership limits the power to exercise control by the minority, public shareholders and enables insiders to control almost all aspects of corporate affairs, including approving or blocking mergers and acquisitions. The Company is largely dependent upon the personal efforts and abilities of Basilio Chen, Chief Executive Officer, President, Secretary, Treasurer and Chairman of the Board of Directors, to implement the business plan. The loss of the services of Mr. Chen may be fatal in the start-up phase of the Company. The Company will need to continue to attract quality management, employees and consultants to successfully implement the business and help operate the Company as its operations may grow. The Company also expects to rely on the efforts of various consultants and contractors. There can be no assurance that the Company will be able to attract and retain management and other talent it may require. Failure to obtain and retain such personnel will adversely affect its business and performance.

Amended and Restated Articles of Incorporation provide for Indemnification and Exculpation of Officers and Directors and limit their liability. The Management is accountable to the Company as a fiduciary and consequently must exercise good faith and integrity in handling its affairs and the Company is obligated to indemnify and defend its officers and directors against certain claims. The Company’s Amended and Restated Articles of Incorporation, and applicable Delaware law, provide for the indemnification of directors, officers, employees and agents, and under certain circumstances against attorney's fees and other expenses incurred in litigation to which they become a party arising from their association with or activities on the Company’s behalf. The By-Laws also contain an exculpation provision that the Company will indemnify and hold management harmless for any claim arising from any act or omission to act on behalf of the Company provided such act or omission does not involve the fraud, gross negligence or malfeasance of the management. As a result, the Company and the Shareholders may have more limited rights against management, its affiliates, all employees and agents of the Company than they would otherwise have under common law and, furthermore, may be obligated to fund the defense of management, its affiliates, and all employees and agents of the Company in certain cases. We have obtained directors' and officers' liability insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly particular about what they will and will not insure. It is possible that the Company may not have enough insurance to meet its needs, or may have to pay very high prices for continued coverage. If the Company or its officers or directors were found liable for a significant claim in the future, operating results could be negatively impacted. Furthermore, the Company has been advised that in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act and is, therefore, unenforceable. In the event that a claim for indemnification against these types of liabilities, and they are not covered under insurance, if such coverage exists, the Company may be obligated to indemnify such liabilities under the indemnification agreement or be subject to legal proceedings over the question of whether the Company is obligated to indemnify against such liabilities. In either case, the resulting obligations may exceed the ability to pay. While the Company does not believe there would liability for claims of indemnification for liabilities under the current indemnification agreements, the mere legal challenge from an indemnitee to determine if indemnification is in fact not available could significantly and adversely affect the company's ability to continue in business.

The Company has general business liability insurance but it may be inadequate to cover future liabilities of the proposed business. The Company has standard business liability insurance but it will be inadequate to cover the specific liabilities faced by its proposed business line. The Company may be unable to obtain such additional insurance or do so on affordable terms. If additional insurance coverage with affordable terms is not obtained, operating results could be negatively impacted if the Company is found liable for a significant claim in the future.

Key Man Life Insurance. The Company does not have key man life insurance and may not have sufficient cash or cash flow to replace key personnel in the future, and such failure may prove harmful or fatal to its business. The Company may seek key man life insurance on the lives of certain key personnel in the foreseeable future, but it cannot be guaranteed that such insurance will be obtained or that the Company will be able to maintain it.

Future Issuance of Company Stock. The Company intends to raise capital for acquisitions and working capital by offering its securities, including Common, Preferred Stock or shares of other series of Company stock which may be authorized in the future, This will be done when acquisitions are identified and may do so on terms and conditions, liquidation and voting rights to other classes of Company stock, if any. There are also no restrictions on the ability to authorize and issue new series or classes of stock that can have senior dividend, other distribution, liquidation and voting rights. Investors of the Stock may very well suffer substantial dilution and may face other series or classes of stock that may effectively prevent the investors from realizing any distributions or economic return on the Company’s Stock. He offering of such securities would be through the sale of unregistered securities through Regulation D , Rule 506 to accredited investors.

There is no public market for the Company’s stock. The Company will endeavor to establish a public market for its Securities, however there can be no assurance that a public market will develop in the foreseeable future and a market may never develop. The Securities may never be traded on any national stock exchange or quotation system or, if so traded, may never enjoy a viable or liquid public market. If a public market for the Securities does not develop, investors may not be able to trade the Securities and may lose their entire investment as well as be holding an illiquid investment.

Risks Related to the Business Plan

Significant risks relating to management abilities to successfully implement the business plan. From incorporation to date, the Company has had no revenue generating operations upon which you can evaluate the business and its prospects. Prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development and under the current worldwide recession. These risks include, without limitation, competition, the absence of ongoing revenue streams, inexperienced management and lack of brand recognition. It cannot guarantee that the Company will be successful in accomplishing its objectives. If management fails to implement and establish a business and financial base of operations, the Company may be forced to cease operations, in which case the Investors will lose their entire investment. While management believes that private concerns will invest in companies, infrastructure and technologies necessary for the business line to succeed, they may be mistaken in this assumption, or such investments, if they occur, may be made in a manner that benefits other, more established companies in the industry. The Company does not have the funds to lobby for government funding at this time. Even with such funding, management may lack the qualifications or skill sets to win such business.

The Company must raise sufficient funding to be able to implement the Business Plan. Unless the Company begins to generate sufficient revenues from the full implementation of the business plan to finance operations as a going concern, it may experience liquidity and solvency problems. Such liquidity and solvency concerns may force the Company to go out of business, if additional financing is not available. Management has no intention of liquidating. In the event cash resources are insufficient to continue operations, management intends to raise additional capital through offerings and sales of equity or debt securities. In the event sufficient funds are unable to be raised, the Company will be forced to go out of business and liquidate. The Company cannot and does not make any representations or projections on the overall prospects in the near term or long term. The current global recession will make it extremely difficult for any development stage company to succeed or survive. As such, any investment in the securities herein is only suitable for investors who can afford to lose their entire investment, require no liquidity and have no need for a steady return on investment.

The Business Plan, marketing plan and acquisition plan were prepared by the Company's management and may be very aggressive and there is no assurance it can be met with any certainty or timeframe. Under current economic conditions in the world, any financial projections may vary significantly from actual results. The uncertainties as to availability of financing alone, makes any business vulnerable to sudden failure from lack of adequate and affordable capital. Development stage enterprise concerns are especially vulnerable in such times. Risks associated with investments in development stage enterprises like the Company are greatly increased during such periods of economic downturn and financial crises.

The industry is highly fragmented and competitive and increased competition could have a material adverse impact on results of operations. The marketplace in which the Company will have to compete is intensely competitive and subject to rapid change. Competitors include well-established water technology companies and publicly funded utilities. Some of these competitors are based globally or have strong national or regional markets. The Company anticipates that it will face additional competition from new entrants that may offer significant performance, price, creative or other advantages over those offered by the Company. Many of these competitors have greater name recognition, market share and resources than the Company. Additionally, potential competitors with established market shares and greater financial resources may introduce products which directly compete against proposed products or gain market share that have been targeted before it can compete. Thus, there can be no assurance that the Company will be able to compete successfully in the future or that competition will not have a material adverse affect on the results of operations. As is true with most early development stage companies, an established competitor could undermine business with a targeted marketing and sales campaign aimed at eliminating the Company from competition.

Acquisitions involve risks that could cause actual growth to differ from expectations. An element of the Company’s strategy is, on an ongoing basis, to seek to acquire, license, resell new technologies and products and acquire companies to enhance products and services in the future. The consummation of any acquisition will be based on a number of factors and some of those factors are beyond its ability to control and predict. Acquisitions involve risks that could cause actual growth to differ from expectations. For example: The Company may not be successful in not only obtaining licenses and products to resell but also be unable to sell those products and services in the Asia Pacific market. The Company may not be successful in identifying attractive acquisitions. It competes with other companies and expects this competition will continue, which may inhibit the ability to complete suitable acquisitions on favorable terms. Acquisitions will depend on timely and affordable funding by outside investors and such funding may, under current economic conditions, be impossible to obtain. The lack of funding would undermine the strategic plan and result in the possible failure of the business plan and Company. The Company may be unable to successfully integrate acquired businesses and realize anticipated economic, operational and other benefits in a timely manner. If unable to successfully integrate acquired businesses, product lines and personnel, the Company may incur substantial costs and delays or other operational, technical or financial problems. In addition, efforts to integrate or failure to successfully integrate acquisitions may divert management's attention from existing business and may damage relationships with its key employees and customers.

The due diligence investigation of potential companies to be acquired may not adequately discover problems that could cause a loss of value, risk or losses. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even though the Company may conduct extensive due diligence on the target acquisition companies, it cannot be sure that this due diligence will identify all material issues that may be present inside the target business, or that factors outside of the target company and its business and outside of its control will not later arise. If the Company failed to identify issues specific to the target acquisition company, its industry, or the environment in which it operates, it may be forced to later write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses which could affect the Company in significant ways.

The Company's acquisition strategy may result in duplicative operations and corresponding costs and inefficiencies, which could impair the Company's business. The Company's acquisition and integration strategy may result in duplicative operations and corresponding costs and inefficiencies. The Company plans to address the risk of inefficiency and conflict in operations, management, and accounting systems occasioned by the decentralized aspects of the Company's acquisition plan and management approaches by attempting, where economically and culturally practicable, to eliminate duplication of management, accounting systems and personnel. Where duplication cannot be avoided, such inefficiencies can substantially reduce or prevent profitability as well as make internal fraud or operational efficiencies to go undetected or not remedied for prolonged periods. The Company expects consolidation of financial results and statements of various operations to be complex, which may result in delays and errors in reporting and misdirect management. Failure to implement appropriate systems and controls to address these risks will adversely impact the Company's business and ability to communicate accurately with its shareholders.

Risks Related to Doing Business in Asia, and, in Particular China

The Company may acquire companies and plans to undertake distributions in Asia and, in the event of such acquisitions and distribution channels the risk factors relating to operating in Asia will be relevant to business. Adverse changes in political and economic policies of China (PRC) government could impede the overall economic growth of China, which could affect plans to expand into China and the rest of Asia, and reduce the demand for products and damage business. The Company plans to take advantage of the growth potential in the water industry in Asia. Accordingly, the Company plans to conduct substantial operations and generate a significant portion of its revenue in the region with particular focus on China. Accordingly, its business, financial condition, results of operations and prospects will be affected significantly by economic, political and legal developments in China. The PRC economy differs from the economies of most developed countries in many respects, including: the higher level of government involvement in commercial activities, including the provision of resources such as water; the early stage of development of the market-oriented sector of the economy; the rapid growth rate; the higher level of control over foreign exchange; and the allocation of resources. As the PRC economy has been transitioning from a planned economy to a more market-oriented economy, the PRC government has implemented various measures to encourage economic growth and guide the allocation of resources. While these measures may benefit the overall PRC economy, they may also have a negative effect on the Asia business operations and consequently affect the Company.

Although the PRC government has in recent years implemented measures emphasizing the utilization of market forces for economic reform, the PRC government continues to exercise significant control over economic growth in China through the production, distribution and allocation of resources, including water, controlling payment of foreign currency-denominated obligations, setting monetary policy and imposing policies that impact particular industries or companies in different ways. Any adverse change in the economic conditions or government policies in China could have a material adverse effect on the overall economic growth and the level of investments and expenditures in China, which in turn could lead to a reduction in demand for business in China or future products or services and consequently have a material adverse effect on business and prospects.

Uncertainties with respect to the PRC legal system could limit the legal protections available to the Company and Shareholders. The Company may conduct business in China and other Asian and other foreign locations worldwide and it may do so through foreign operating subsidiaries and in the case specifically in China through a China subsidiary. China's operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to foreign-invested enterprises. The PRC legal system is based on written statutes, and prior court decisions may be cited for reference but have limited historical value. Since 1979, a series of new PRC laws and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to the Company and its stockholders. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention. As a result, it could be difficult for investors to affect service of process in the United States or to enforce a judgment obtained in the United States against any future Chinese operations and subsidiaries.

China's (PRC) government exerts substantial influence over the manner in which the Company must conduct business activities. The PRC government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy, including water through regulation and state ownership. If and when an acquisition is completed, the Company's ability to operate in China may be harmed by changes in the PRC's laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. Furthermore, the central or local governments of the jurisdictions in which the Company in China operates may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on the Company's part to ensure compliance with such regulations or interpretations. Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof and could require the Company to divest itself of any interest it then holds in Chinese properties or joint ventures, and/or cause other sanctions or have other governmental demands which would affect business significantly.

Accounting laws in certain parts of Asia mandate accounting practices which may not be consistent with U.S. generally accepted accounting principles and, therefore, financials and their interpretation involve uncertainties. The accounting laws of certain countries require an annual "statutory audit" to be performed in accordance with local accounting standards and the books of foreign invested enterprises to be maintained in accordance with country specific accounting laws. These accounting practices may not be consistent with U.S. generally accepted accounting principles, or GAAP. For example, Article 14 of the PRC Wholly Foreign-Owned Enterprise Law requires a wholly foreign-owned enterprise to submit certain periodic fiscal reports and statements to designated financial and tax authorities. Noncompliance with such requirements may cause revocation of the Company’s China companies' business license. The translation of the financial statements from the requirements of the local governments to U.S. GAAP requires interpretation and exercise of judgment. This may increase costs or cause additional errors. Moreover, local accounting records may not convert directly into the needed U.S. GAAP accounting records, causing inaccuracies or misstatements that could negatively impact the Company's ability to get audit opinion in the U.S. or may lead to fines by certain governmental bodies, which could negatively impact performance and create unknown losses to the Company and the investment made herein may be at further risk.

Restrictions on currency exchange may affect and limit the Company’s ability to receive and use sales revenue effectively and other risks associated with local currency exchange and other currency exchanges. Sales revenue and expenses from businesses in China are denominated in RMB and in other countries in currencies other than US Dollar. Under PRC law, the RMB is currently convertible under the "current account," which includes dividends and trade and service-related foreign exchange transactions, but not under the "capital account," which includes foreign direct investment and loans. Currently, companies operating in China may purchase foreign currencies for settlement of current account transactions without the approval of the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, the relevant PRC government authorities may limit or eliminate the ability to purchase foreign currencies in the future. Since a significant amount of the company's future revenue may be denominated in RMB, any existing and future restrictions on currency exchange may limit the company's ability to utilize revenue generated in RMB to fund its business activities outside China that are denominated in foreign currencies.

Foreign exchange transactions by PRC operating subsidiaries under the capital account continue to be subject to significant foreign exchange controls and require the approval of or need to register with PRC government authorities, including SAFE. In particular, if, following a merger or acquisition, the Company's PRC operating subsidiaries borrow foreign currency through loans from the Company or other foreign lenders, these loans must be registered with SAFE, and if the Company finances the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or MOFCOM, or their respective local counterparts. These limitations could affect the Company or the future target companies in China and the ability to obtain foreign exchange through debt or equity financing.

Failure to comply with PRC regulations relating to the establishment of offshore special purpose companies by PRC residents may subject PRC resident stockholders to personal liability, limit the Company's ability to acquire PRC companies or to inject capital into PRC subsidiaries, limit PRC subsidiaries' ability to distribute profits to the Company or otherwise materially adversely affect the Company's business. In China, SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents inside China, generally referred to as Circular 75. Circular 75 requires PRC residents to register with an applicable branch of SAFE before establishing or acquiring control over an offshore special purpose company for the purpose of engaging in an equity financing outside of China that is supported by domestic PRC assets originally held by those residents. Following the issuance of Circular 75, SAFE issued internal implementing guidelines for Circular 75. These implementing guidelines, known as Notice 106, effectively expanded the reach of Circular 75 by: purporting to regulate the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; regulating the use of existing offshore entities for offshore financings; purporting to regulate situations in which an offshore entity establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; making the domestic affiliate of the offshore entity responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds; and requiring that the registrant establish that all foreign exchange transactions undertaken by the offshore entity and its affiliates were in compliance with applicable laws and regulations.

Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the offshore entity's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the offshore entity, or from engaging in other transfers of funds into or out of China.

Fluctuations in exchange rates could adversely affect business. The could be major fluctuations in the foreign exchange rate between U.S. dollars and Asian currencies in which sales may be denominated. Appreciation or depreciation in the value of the those currencies relative to the U.S. dollar would affect financial results reported in U.S. dollars without giving effect to any underlying change in business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any U.S. dollar denominated investments which are made in the future.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 1001 Bayhill Drive, 2nd Floor, San Bruno, CA 94066. We believe these facilities are adequate to serve our needs. We do not currently pay for the use of such space as it is being supplied by the parent of the Company. We anticipate that we will rent additional office facilities and space, when needed, to support the growth of our business.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation whatsoever.

Item 4. Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2010, shareholders approved the redomiciling of the Company to Delaware and amended and restated By-Laws. This was previously reported on a Form 8-K filed November 2010.

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

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data.

The following financial data has been derived from and should be read in conjunction with (i) our audited financial statements for the year ended December 31, 2010, the year ended December 31, 2009, and for the period June 16, 2008 (our inception) to December 31, 2010, together with the notes to these financial statements; (ii) and the sections of this report entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein or filed with the SEC.  Our historical results are not necessarily indicative of the results we may achieve in any future period.

Statement of Operations Data:	Year Ended December 31, 20010	Year Ended December 31, 2009	Cumulative from June 16, 2008 (inception) to December 31, 20010

Revenue:	$—	—	—

Expenses:
General and administrative	13,470	18,613	43,676

Total expenses	13,470	18,613	43,676

Net (loss)	$(13,470)	(18,613)	(43,676)

Basic and diluted net (loss) per share	$—	—
Weighted average number of common shares outstanding	6,750,000	6,750,000

Consolidated Balance Sheet Data:	As of December 31, 2010	As of December 31, 2009

Cash and cash equivalents	$—	$—
Working capital	(12,766)	(27,206)
Total assets		—
Total long-term liabilities	—	—
Total liabilities	12,766	27,206
Total shareholders’ deficit	(12,766)	(27,206)

Item 7. Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion should be read in conjunction with (i) our audited financial statements for the period June 16, 2008, our inception, through December 31, 2010, the year ended December 31, 2009, and the year ended December 31, 2010, and the related notes; and (ii) the section entitled “Business” that appears elsewhere in this report.  The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this report. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. Our financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Advanced Water Technology Holdings, Inc., a Delaware corporation, was incorporated in the State of Florida on June 16, 2008 as Alchemical Capital Corporation (“ACC”) with the objective of effecting a business combination with a target business that desired to utilize its status as a reporting corporation under the Exchange Act. Advanced Water Technologies purchased ACC on April 21, 2010, and redomiciled it, solely for the purpose of redomiciling, from the State of Florida to the State of Delaware on November 24, 2010, and renamed it Advanced Water Technology Holdings, Inc.

AWTH’s intent is to acquire and operate businesses which develop, manufacture, license, and/or distribute advance water technology products and services on a worldwide basis, with a focus on emerging markets including China. To date, we have neither engaged in any operations nor generated any revenue. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, and ultimately, engage in future profitable operations.

Presently, we are not in a position to meet our cash requirements for the next 12 months. We neither generate any cash revenue nor have any cash flow. We will be required to raise capital through the sale or issuance of additional securities or obtain borrowings or advances from third party sources in order to ensure that we can pay our operating expenses and carry out our business plan. In the event we cannot meet our operating costs prior to the obtaining of adequate financing operations, we may cease operations.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations. As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $38,148 from inception of June 16, 2008 to December 31, 2010 and has an accumulated deficit of $(43,676) through December 31, 2010. This raises substantial doubt about our ability to continue as a going concern, as expressed by our auditors in its opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results of Operations

We are a development stage company and have incurred losses of $(43,676) as of December 31, 2010, which are due to ongoing general and administrative expenses and not having generated any revenues.

Results for the Year Ended December 31, 2010 and for the Year Ended December 31, 2009

Revenues. The Company’s revenues for the year ended December 31, 2010 and the year ended December 31, 2009 were $0. No revenues occurred during these periods, because there were no sales.

Cost of Revenues. The Company’s cost of revenues for the year ended December 31, 2010 and the year ended December 31, 2009 were $0. There was no cost of revenues, because no sales were made by the Company.

Gross Profit/Loss. The Company’s gross profit/loss for the year ended December 31, 2010 and the year ended December 31, 2009 was $0. No gross profit/loss occurred during these periods, because there were no sales.

General and Administrative Expenses. General and administrative expenses for the year ended December 31, 2010 were $13,470 as compared to $18,613 for the year ended December 31, 2009. General and administrative expenses consist primarily of professional service fees paid to our law firm, accounting firm and financial printer handling our SEC filings.

Net Loss. Net loss for the year ended December 31, 2010 was $13,470 as compared to $18,613 for the year ended December 31, 2009. The net loss was due to the expenses associated with being a reporting company under the Exchange Act and generating no revenues since our inception.

Impact of Inflation

We believe that the rate of inflation has had negligible effect on our operations. We believe we can absorb most, if not all, increased non-controlled operating costs by increasing sales prices, whenever deemed necessary and by operating our Company in the most efficient manner possible.

Liquidity and Capital Resources

The following table sets forth our liquidity and capital resources as of December 31, 2010:

Cash and cash equivalents	$—
Working capital deficit	(12,766)
Total assets	—
Total liabilities	12,766
Total shareholders’ deficiency	(12,766)

During the period June 16, 2008, our inception, through December 31, 2010, we had a working capital deficit of ($12,766), which was due to spending relating to our general and administrative expenses and not having generated any revenues.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities since our inception on June 16, 2008.  Operating expenditures during the period covered by this report include general and administrative costs.  The reason for the cash used in operating activities was due to the professional fees and costs associated with the Company’s preparation and filing of its SEC reports.

Cash Flows from Investing Activities

We did not make any investments as of March 15, 2011.

Cash Flows from Financing Activities

We have financed our operations from the issuance of equity securities and loans.  Net cash provided by financing activities for the year ended December 31, 2010 was $12,817. Net cash provided by financing activities for the year ended December 31, 2009 was $16,238. We had received loan proceeds in the amount $22,331 as of December 31, 2009 from a related party shareholder; an additional loan of $5,579 was made early in 2010, but then canceled prior to the change in control on April 21, 2010, resulting in a related party shareholder contribution of $27,910. After the change in control, there was a related party shareholder loan of $7,238 during the year ended December 31, 2010, and the latter remained outstanding and payable as of December 31, 2010.

Intangible Assets

There were no intangible assets during the year ended December 31, 2010 and for the year ended December 31, 2009.

Material Commitments

There were no material commitments during the year ended December 31, 2010 and for the year ended December 31, 2009.

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

Cash and Cash Equivalents

We consider all highly liquid investments with original maturities of three months or less to be cash equivalents. We have no cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Inventories

Inventories are valued at the lower of cost or market on a first-in, first-out (FIFO) basis, and include finished goods.

Revenue Recognition

We recognize revenue when:

•	Persuasive evidence of an arrangement exists;

•	Shipment has occurred;

•	Price is fixed or determinable; and

•	Collectability is reasonably assured.

For the period from June 16, 2008 (inception) through December 31, 2010, we recognized revenues of $0.

Earnings (Loss) Per Share

We compute earnings per share in accordance with the Accounting Standards Codification (“ASC”) 260 “Earnings per Share” which was previously Statement of Accounting Standards No. 128, "Earnings per Share”. Under the provisions of ASC 260, basic earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the net income (loss) for the period by the weighted average number of common and potentially dilutive common shares outstanding during the period.  There were no potentially dilutive common shares outstanding during the period from June 16, 2008 (inception) through December 31, 2010.

Intangible Assets

We evaluate the recoverability of identifiable intangible assets whenever events or changes in circumstances indicate that an intangible asset’s carrying amount may not be recoverable. There was no impairment loss for the period from June 16, 2008 (inception) through December 31, 2010.

Income Taxes

The Company accounts for income taxes as outlined in ASC 740 “Income Taxes”, which was previously Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Under the asset and liability method of ASC 140, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are not currently subject to risks related to foreign currency exchange rate fluctuations.

Our functional currency is the United States dollar. We do not currently transact our business in other currencies. As a result, we are not subject to exposure from movements in foreign currency exchange rates. We do not use derivative financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Advanced Water Technology Holdings, Inc.

We have audited the accompanying balance sheet of Advanced Water Technology Holdings, Inc. (a development stage enterprise) (formerly known as “Alchemical Capital Corp.”) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity/(deficit), and cash flows for the years then ended, and for the period June 16, 2008 (inception) through December 31, 2010. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Water Technology Holdings, Inc. (a Delaware corporation) as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended and the period June 16, 2008 (inception) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Lake & Associates CPA’s LLC

Schaumburg, Illinois

April 8, 2011

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Financial Statements

For Year Ended December 31, 2010

and the Cumulative Period

from Inception (June 16, 2008) through December 31, 2010

(audited)

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Balance Sheets

(audited)

	Dec 31, 2010	Dec 31, 2009
	(Audited)	(Audited)
CURRENT ASSETS
Cash & equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$5,528	$4,875
Loan from shareholder	7,238	22,331

Total Liabilities	12,766	27,206

SHAREHOLDERS' DEFICIT
Common stock (75,000,000 shares authorized; par $.0001
6,750,000 issued and outstanding)	675	675
Additional paid in capital	30,235	2,325
Deficit accumulated during the development stage	(43,676)	(30,206)

	(12,766)	(27,206)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements.

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Operations

			Cumulative
			From Inception
			(June 16, 2008)
	Year Ended December 31		Through
	2010	2009	December 31, 2010

Revenue	$—	$—	$—

Expenses
General and administrative	13,470	18,613	43,676
Total expenses	13,470	18,613	43,676

Net income (loss)	$(13,470)	$(18,613)	$(43,676)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average shares outstanding	6,750,000	6,750,000

The accompanying notes are an integral part of these financial statements.

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statement of Shareholders’ Deficit

(audited)

			Additional
	Number of	Common	Paid-in	Accumulated
	Common Shares	Stock	Capital	Deficit	Total

Balance at June 16, 2008
(Inception), Founder's
Shares issued for cash
(3,000,000 shares at $.001/share)	6,750,000	$675	$2,325	$—	$3,000

Net Loss for the period				(11,593)	(11,593)

Balance at
December 31, 2008	6,750,000	$675	$2,325	$(11,593)	$(8,593)

Net Loss for the period				(18,613)	(18,613)

Balance at
December 31, 2009	6,750,000	$675	$2,325	$(30,206)	$(27,206)

Shareholder Contribution			27,910		27,910

Net Loss for the period				(13,470)	(13,470)

Balance at
December 31, 2010	6,750,000	$675	$30,235	$(43,676)	$(12,766)

The accompanying notes are an integral part of these financial statements.

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Cash Flows

(audited)

			Cumulative
			From Inception
			(June 16, 2008)
	Year Ended Dec 31		Through
	2010	2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(13,470)	$(18,613)	$(43,676)
Increase (decrease) in accounts payable	653	2,375	5,528

Net cash used in operating activities	(12,817)	(16,238)	(38,148)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholder - before change in control	5,579	16,238	27,910
Loan from shareholder - after change in control	7,238		7,238
Cancellation of loan from shareholders	(27,910)	—	(27,910)
Shareholder contribution	27,910	—	30,910

Net cash provided by financing activities	12,817	16,238	38,148

NET INCREASE IN CASH & CASH EQUIVALENTS	—	—	—

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	—	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

The accompanying notes are an integral part of these financial statements.

Advanced Water Technology Holdings, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2010

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Advanced Water Technology Holdings, Inc. (the “Company”), formerly known as Alchemical Capital Corp., is a development stage company incorporated in Florida on June 16, 2008. On November 24, 2010, the Company re-domiciled to Delaware and changed its name to Advanced Water Technology Holdings, Inc.

The Company intends to acquire and operate businesses which as a whole develop, license, manufacture, market, and/or distribute advanced water technology products and services on a worldwide basis. At March 1, 2011, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations.  In order to minimize the financial burden on the Company, Advanced Water Technologies, Inc., the Company’s majority shareholder, has agreed to provide non-interest bearing demand loans to the Company to pay the Company’s annual audit fees, filing costs, legal fees and other costs as long as the Board of Directors of the Company and Advanced Water Technologies, Inc. deem it necessary.  The Company will account for each such payment as a demand loan and, accordingly, be recorded as a current liability on the Company’s books.  There can be no assurance that such financial support shall be ongoing or available on terms or conditions acceptable to the Company.

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

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

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

On April 21, 2010, Willowhuasca Wellness, Inc., a Florida corporation, and Narayan Capital Funding Corp., a Florida corporation (each a “Seller” and collectively, the “Sellers”), completed the sale of 2,970,000 shares of common stock of Advanced Water Technology Holdings, Inc., to Advanced Water Technologies, Inc. (the “Purchaser”).

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

On November 24, 2010 the Company re-domiciled from the State of Florida to the State of Delaware and increased the Company’s authorized shares of common stock to 75,000,000 shares, par value $0.0001, and shares of preferred stock to 25,000,000 par value $0.0001.

The Company effected a forward stock split of the common stock at a forward split ratio of 2.25-for-1, pursuant to a plan approved by the Company’s Board of Directors. As a result of the forward stock split, every pre-split share of common stock issued was automatically exchanged for 2.25 post-split share of the common stock, $0.0001 par value per share, with any fractional shares resulting from the exchange being rounded up to the nearest whole share. Accordingly, the number of shares of the Company’s common stock issued and outstanding has been increased from 3,000,000 shares to approximately 6,750,000 shares, without accounting for fractional shares.

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

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 34% to the net loss before provision for income taxes for the following reasons:

	December 31	December 31
	2010	2009
Income tax expense (asset) at statutory rate	(4,580)	(6,328)
Valuation allowance	4,580	6,328
Income tax expense per books	—	—

Net deferred tax assets consist of the following components as of:

	December 31	December 31
	2010	2009
NOL carryover	43,676	30,206
Valuation allowance	(43,676)	(30,206)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the years ended December 31, 2010 and December 31, 2009, were $43,676 and 30,206, respectively, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company’s majority shareholder before the change in control or stock transfer canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

After the change in control, the Company’s majority shareholder, Advanced Water Technologies, Inc. has provided loans to the Company in the amount of $7,238 as of December 31, 2010.  The Company does not lease or rent any property.  Office space and services are provided without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

In April, 2010 Basilio Chen was elected Chairman of the Board, President, Chief Executive Officer, Secretary and Treasurer of the Company.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officer and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  The COSO framework is based upon five integrated components of control: control environment, risk assessment, control activities, information and communications and ongoing monitoring.

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting, as of December 31, 2010, is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements in accordance with generally accepted accounting principles. Further, management has not identified any material weaknesses in internal control over financial reporting as of December 31, 2010.

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

/s/ Basilio Chen

Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

Item 9B. Other Information.

There exists no information required to be disclosed by us in a report on Form 8-K during the three-month period ended December 31, 2010, but not reported. Kim Le resigned from the position of Vice-President, Finance as of April 8, 2011. Ms. Le resigned due to time constraints of her other growing business interests. There were no differences of opinion with respect to accounting. The Company expects to utilize Ms. Le’s firm, A2Q2, to assist in accounting and compliance for acquired companies.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers and their ages as of March 31, 2011 is as follows:

Name	Age	Principal Positions With Us

Basilio Chen	58	Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer

R. Dixon “Dirk” Speas, Jr.	64	Vice-President, Business Operations

Basilio Chen is our Chairman of the Board, Chief Executive Officer, President, Secretary and Treasurer, which positions he has held since April, 2010. Mr. Chen is the Managing Partner of Evotech Management Corporation, an international merchant banking advisory firm focusing on cross-border transactions, located in San Bruno, California and Shanghai, PRC, since 2005. Mr. Chen has over 25 years of experience in the telecommunications, computer, green technology and health industries, and over 15 years of experience in management and finance, and has started, financed, actively managed, and operated a multitude of companies. Mr. Chen has been advisor to corporations, public and private, as well as federal, city and state governments. Mr. Chen has given over 200 seminars worldwide in technology, business, and health, and has been part of panels on water industry opportunities in China. Mr. Chen is an alumni of La Salle College, Panama and an Eta Kappa Nu and Tau Beta Pi graduate in Electronics & Electrical Engineering (Cum Laude) from California Polytechnic State University. In 1975, he attended the Florida State University Master of Business Administration program and subsequently was a post-graduate at the University of British Columbia in 1976. Mr. Chen is a registered professional engineer in the Republic of Panama. Mr. Chen is fluent in English, Chinese and Spanish.

R. Dixon “Dirk” Speas, Jr. is our Vice-President, Business Operations, which position he has held since November 2010. Mr. Speas has been in global high technology for thirty years, working in management/corporate officer roles for such companies as ROLM Corporation, Aspect Communications (twice), Latitude Communications, Cisco Networks, NuVox, SS8 Networks, and Siperian. In these positions, Mr. Speas was responsible for achieving significant growth, international sales, operations, and M&A objectives as he held responsibilities at various (and sometimes overlapping) times for customer support, manufacturing, product development, and international sales. Mr. Speas earned his CPA while at Ernst & Ernst. He received his BS - Industrial Engineering and an MS - Operations Research in 1970, and an MBA in 1975, from Stanford University. Mr. Speas served in the United States Public Health Service from 1970 to 1972.

There are no acquisitions, business combinations, or mergers pending or which have occurred involving the Company. Presently, we have no plans, proposals, agreements, understandings or arrangements of any kind or nature whatsoever to acquire or merge with any specific business or company, and we have not identified any specific business or company for investigation and evaluation. Until such time as a Business Combination occurs, our officers and director do not expect any change in our management.

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

Item 11. Executive Compensation.

Executive Compensation

No officer will receive any salary or other compensation in connection with being employed by, or providing services to, us. There are no employment or consulting agreements with our officers and director in any form whatsoever.

 The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us during 2010 in all capacities.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)	Stock Awards ($)(2)(3)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Name and Principal Position (a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

CEO Basilio Chen (1)	2010	$0	$0	$0	$0	$0	$0	$0	$0
CEO Robert Papiri	2010	$0	$0	$0	$0	$0	$0	$0	$0
VP R. Dixon Speas, Jr (2)		$0	$0	$	$0	$0	$0	$0	$0

(1)	Mr. Chen became Chief Executive Officer in April 2010 and Mr. Papiri resigned in that same month. Mr. Chen also serves as Chairman, Principal Financial Officer and Principal Accounting Officer.

(2)	VP R. Dixon Speas, Jr. became a Vice President in November, 2010.

Employment Agreements

We have not entered into any employment or consulting agreements with our executive officers.  Our decision to enter into an employment agreement or consulting agreements, if any, will be made by our compensation committee.

Potential Payments Upon Termination or Change in Control

There were no potential payments or benefits payable to our named executive officer upon his termination of employment or in connection with a change in control.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our officers, since our inception.

Outstanding Equity Awards at Fiscal Year-End

We did not have any outstanding equity awards to our named executive officers, as of December 31, 2010, our fiscal year-end.

Option Exercises and Stock Vested in 2010

Our named executive officers did not exercise any options, nor did any unvested shares of stock vest, during fiscal year 2010.  Our named executive officers did not have any stock options or unvested shares of stock of the Company.

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

Potential Employment Agreement and Benefits

There is no present intention to enter into employment or consulting agreements with Basilio Chen and R. Dixon Speas, Jr.

Potential Payments Upon Termination or Change in Control

As of December 31, 2010, there were no potential payments or benefits payable to our named executive officers upon their termination or in connection with a change in control.

Grants of Plan-Based Awards in 2010

We have not granted any plan-based awards to our named executive officers, since our inception.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding beneficial ownership of our common stock as of March 1, 2011, for:

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

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 1, 2011, through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner.

Beneficial owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Outstanding(1)
Advanced Water Technologies, Inc (2)	6,682,500	99%

Narayan Capital/ Willowhuasca Wellness, Inc.(3)	67,500	1%

All directors and executive officers as a group	6,750,000	100%

(1)	The number of shares and percentage of class beneficially owned set forth above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares that the individual has the right to acquire within 60 days through the exercise of stock options. Unless otherwise indicated and pursuant to applicable community property laws, each person or entity named in the table has sole voting power and investment power with respect to all shares of common stock listed as owned by such person or entity.

(2)	Basilio Chen, Chairman of the Board, Chief Executive Officer, President, Secretary, Treasurer and sole director, maintains voting and investment control of the shares held by Advanced Water Technologies, Inc. As a result, Mr. Chen is deemed to beneficially own all of the shares of Common Stock held by Advanced Water Technologies, Inc.

(3)	Robert Papiri maintains sole voting and investment control of Narayan Capital Funding Corp who owns 60,750 shares and Willowhuasca Wellness, Inc., which owns 6750 shares and, as a result, is deemed to beneficially own such shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

All related party transactions involving provision of services or tangible assets were recorded at the exchange amount, which is the value established and agreed to by the related parties reflecting arms length consideration payable for similar services or transfers.

Neither our officers nor our director nor any promoter or affiliate have, or proposes to have, any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

It is not currently anticipated that any salary, consulting fee, or finder’s fee shall be paid to any of our officers and director, or to any other affiliate, prior to Acquisitions being completed and revenues generated by the Company. See “Executive Compensation”.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Advanced Water Technology Holdings, Inc., at 1001 Bayhill Drive, 2nd Floor, San Bruno, CA 94066.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the period from January 1, 2009 and the year ended December 31, 2010:

	2010	2009
Audit Fees	$6,500	$6,900
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Audit and Audit-Related Fees	$6,500	$6,900

Item 15. Exhibits.

(a)	Exhibits

The following exhibits are filed with this report on Form 10-K:

Exhibit No.	Description

3.1	Articles of Incorporation, as currently in effect*
3.1	Bylaws, as currently in effect*
4.1	Specimen common stock certificate
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed with the SEC as exhibits on the registrant’s Form 8-K Current Report on November 29, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

By:	/s/ Basilio Chen
Basilio Chen
Chief Executive Officer, Secretary and Treasurer

Alchemical Capital Corp.

Index to Exhibits

Exhibits

Exhibit 4.1	Specimen common stock certificate

Exhibit 31.1	Certification of Basilio Chen pursuant to Section 302 of Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification of Basilio Chen pursuant to Section 906 of Sarbanes-Oxley Act of 2002

