Form 10-Q
period 2011-03-31
Advanced Water Technology Holdings, Inc.
filed 2011-05-16
CIK 1439570

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 0-53347

____________________________

ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	26-2814324 (I.R.S. Employer Identification Number)

1001 Bayhill Drive, 2nd Floor San Bruno, California (Address of principal executive offices)	94066 (Zip Code)

(650) 438-0928

(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2011

Common Stock, no par value per share	6,750,000 shares

2

ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Financial Statements

For Three Months Ended March 31, 2011

and the Cumulative Period

from Inception (June 16, 2008) through March 31, 2011

(Unaudited)

4

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Balance Sheets

(Unaudited)

	Mar 31, 2011	Dec 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash & equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$14,105	$5,528
Loan from shareholder	7,238	7,238

Total Liabilities	21,343	12,766

SHAREHOLDERS' DEFICIT
Common stock (75,000,000 shares authorized; par $.0001
6,750,000 issued and outstanding)	675	675
Additional paid in capital	30,235	30,235
Deficit accumulated during the development stage	(52,253)	(43,676)

	(21,343)	(12,766)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Operations

(Unaudited)

			Cumulative
			From Inception
			(Jun 16, 2008)
	Three Months Ended March 31		Through
	2011	2010	Mar 31, 2011

Revenue	$—	$—	$—

Expenses
General and administrative	8,577	3,229	52,253
Total expenses	8,577	3,229	52,253

Net income (loss)	$(8,577)	$(3,229)	$(52,253)

Basic and diluted net loss per share	(0.00)	(0.00)

Weighted average shares outstanding	6,750,000	6,750,000

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statement of Shareholders’ Deficit

(Unaudited)

			Additional	Retained
	Common Stock		Paid-in	Income
	Share	Amount	Capital	(Deficit)	Total
Balance at June 16, 2008 (Inception)
Founders' shares issued for cash
(3,000,000 shares at $.001/share)	6,750,000	$675	$2,325	$—	$3,000

Net Income (Loss)				(11,593)	(11,593)

Balance, December 31, 2008	6,750,000	$675	$2,325	$(11,593)	$(8,593)

Balance, January 1, 2009	6,750,000	675	2,325	(11,593)	(8,593)

Net Income (Loss)				(18,613)	(18,613)

Balance, December 31, 2009	6,750,000	$675	$2,325	$(30,206)	$(27,206)

Balance, January 1, 2010	6,750,000	675	2,325	(30,206)	(27,206)

Shareholder Contribution			27,910		27,910
Net Income (Loss)				(13,470)	(13,470)

Balance, December 31, 2010	6,750,000	$675	$30,235	$(43,676)	$(12,766)

Balance, January 1, 2011	6,750,000	675	30,235	(43,676)	(12,766)

Net Income (Loss)				(8,577)	(8,577)

Balance, March 31, 2011	6,750,000	$675	$30,235	$(52,253)	$(21,343)

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

			Cumulative
			From Inception
			(June 16, 2008)
	Three Months Ended Mar 31		Through
	2011	2010	Mar 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(8,577)	$(3,229)	$(52,253)
Increase (decrease) in accounts payable	8,577	(1,646)	14,105

Net cash used in operating activities	—	(4,875)	(38,148)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholder - before change in control	—	4,875	27,910
Loan from shareholder - after change in control	—	—	7,238
Cancellation of loan from shareholders	—	—	(27,910)
Shareholder contribution	—	—	30,910
Net cash provided by financing activities	—	4,875	38,148

NET INCREASE IN CASH & CASH EQUIVALENTS	—	—	—

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	—	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Notes to Financial Statements

March 31, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Advanced Water Technology Holdings, Inc. (the “Company”), formerly known as Alchemical Capital Corp., is a development stage company incorporated in Florida on June 16, 2008. On November 24, 2010, the

Company re-domiciled to Delaware and changed its name to Advanced Water Technology Holdings, Inc.

The Company intends to acquire and operate businesses which as a whole develop, license, manufacture, market, and/or distribute advanced water technology products and services on a worldwide basis. At March 31, 2011, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

Net deferred tax assets consist of the following components as of:

	March 31	December 31
	2011	2010
Income tax expense (asset) at statutory rate (34%)	17,766	14,850
Valuation allowance	(17,766)	(14,850)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the periods ended March 31, 2011 and December 31, 2010, were $52,253 and 43,676, respectively, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company’s majority shareholder before the change in control or stock transfer canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

After the change in control, the Company’s majority shareholder, Advanced Water Technologies, Inc. has provided loans to the Company in the amount of $7,238 as of March 31, 2011.  The Company does not lease or rent any property.  Office space and services are provided without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements, including the notes thereto, appearing in this Form 10-Q and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed on April 14, 2011 with the SEC and are hereby referenced.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $38,148 from June 16, 2008 (inception) to March 31, 2011 and has an accumulated deficit of $52,253 through March 31, 2011. This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Critical Accounting Policies and Estimates

A summary of significant accounting policies is provided in Note 2 to our financial statements included in our filing on Form 10-K with the SEC on April 14, 2011.  Our CEO and sole director believes the application of these policies on a consistent basis enables the Company to provide useful and reliable financial information about the Company's operating results and financial condition.

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

Results for the Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

Revenues. The Company’s revenues for the quarter ended March 31, 2011 and March 31, 2010 were $0.  There were no sales during these periods.

Cost of Revenues.  The Company’s cost of revenues for the quarter ended March 31, 2011 and March 31, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the quarter ended March 31, 2011 and March 31, 2010 were $8,577 and $3,229, respectively. General and administrative expenses consisted primarily of professional service fees, travel and entertainment, and communication expenses for the quarter ended March 31, 2011, and professional fees for the quarter ended March 31, 2010.

Net Loss. Net loss for the quarter ended March 31, 2011 and March 31, 2010 were $(8,577) and $(3,229), respectively.  The net loss was related to general and administrative expenses and no revenues for the periods indicated.

For the period ended March 31, 2011, we had an accumulated deficit of $(52,253).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of March 31, 2011, total current assets were $0.

As of March 31, 2011, total current liabilities were $21,343, which consisted of accounts payable in the amount of $14,105 and a shareholder loan in the amount of $7,238.  As of December 31, 2010, total current liabilities were $12,766, which consisted of accounts payable in the amount of $5,528 and a shareholder loan in the amount of $7,238.  We had negative net working capital of ($21,343) as of March 31, 2011, compared to negative net working capital of $(12,766) as of December 31, 2010.

During the three month period ended March 31, 2011, operating activities used no cash.  During the three month period ended March 31, 2010, operating activities used cash of $4,875.  The cash used by operating activities during the three month period ended March 31, 2010 was related to general and administrative expenses.  All of the cash during that period was provided by shareholder loans, which was the Company’s sole source of cash for the period ended March 31, 2010.

Intangible Assets

There were no intangible assets as of March 31, 2011.

Material Commitments

There were no material commitments as of March 31, 2011.

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

Not Required for Smaller Reporting Companies.

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

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of March 31, 2011 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of March 31, 2011.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this quarterly report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not subject to any material pending or threatened litigation.

Item 1A. Risk Factors

Not required for smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities/Use of Proceeds

None.

Item 3. Defaults on Senior Securities

None.

Item 4. Reserved

Item 5. Other Information

None.

Item 6. Exhibits

(a)         Exhibits

Exhibit 31.1     302 Certification – Basilio Chen

Exhibit 32.1     906 Certification – Basilio Chen

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

DATE: May 13, 2011	By:	/s/ Basilio Chen
Basilio Chen
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized Officer)

Advanced Water Technology Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Basilio Chen
Exhibit 32.1	906 Certification – Basilio Chen

