Form 10-Q
period 2011-06-30
Advanced Water Technology Holdings, Inc.
filed 2011-08-22
CIK 1439570

wrong

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 19, 2011

Common Stock, no par value per share	6,750,000 shares

2

ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Financial Statements

For Six Months Ended June 30, 2011

and the Cumulative Period

from Inception (June 16, 2008) through June 30, 2011

(Unaudited)

4

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Balance Sheets

(Unaudited)

	Jun 30, 2011	Dec 31, 2010
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash & equivalents	$—	$—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable & accrued expenses	$16,925	$5,528
Loan from shareholder	7,238	7,238

Total Liabilities	24,163	12,766

SHAREHOLDERS' DEFICIT
Common stock (75,000,000 shares authorized; par $.0001
6,750,000 issued and outstanding)	675	675
Additoinal paid in capital	30,235	30,235
Deficit accumulated during the development stage	(55,073)	(43,676)

	(24,163)	(12,766)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Operations

(Unaudited)

					Cumulative From
	Three Months Ended June 30		Six Months Ended June 30		Inception (Jun 16, 2008)
	2011	2010	2011	2010	Through Jun 30, 2011

Revenue	$—	$—	$—	$—	$—

Expenses
General and administrative	2,820	3,653	11,397	6,882	55,073
Total expenses	2,820	3,653	11,397	6,882	55,073

Net income (loss)	$(2,820)	$(3,653)	$(11,397)	$(6,882)	$(55,073)

Basic and diluted net loss per share	(0.00)	(0.00)	(0.00)	(0.00)

Weighted average shares outstanding	6,750,000	6,750,000	6,750,000	6,750,000

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statement of Shareholders’ Deficit

(Unaudited)

			Additional	Retained
	Common Stock		Paid-in	Income
	Share	Amount	Capital	(Deficit)	Total
Balance at June 16, 2008 (Inception)
Founders' shares issued for cash
(3,000,000 shares at $.001/share)	6,750,000	$675	$2,325	$—	$3,000

Net Income (Loss)				(11,593)	(11,593)

Balance, December 31, 2008	6,750,000	$675	$2,325	$(11,593)	$(8,593)

Balance, January 1, 2009	6,750,000	675	2,325	(11,593)	(8,593)

Net Income (Loss)				(18,613)	(18,613)

Balance, December 31, 2009	6,750,000	$675	$2,325	$(30,206)	$(27,206)

Balance, January 1, 2010	6,750,000	675	2,325	(30,206)	(27,206)

Shareholder Contribution			27,910		27,910
Net Income (Loss)				(13,470)	(13,470)

Balance, December 31, 2010	6,750,000	$675	$30,235	$(43,676)	$(12,766)

Balance, January 1, 2011	6,750,000	675	30,235	(43,676)	(12,766)

Net Income (Loss)				(11,397)	(11,397)

Balance, June 30, 2011	6,750,000	$675	$30,235	$(55,073)	$(24,163)

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30		Cumulative From
			Inception (June 16, 2008)
	2011	2010	Through June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,397)	$(6,882)	$(55,073)
Increase (decrease) in accounts payable	11,397	(1,072)	16,925

Net cash used in operating activities	—	(7,954)	(38,148)

CASH FLOWS FROM FINANCING ACTIVITIES:

Loan from shareholder - before change in control	—	—	27,910
Loan from shareholder - after change in control	—	2,375	7,238
Cancellation of loan from shareholders	—	(22,331)	(27,910)
Shareholder contribution	—	27,910	30,910
Net cash provided by financing activities	—	7,954	38,148

NET INCREASE IN CASH & CASH EQUIVALENTS	—	—	—

CASH & CASH EQUIVALENTS, BEGINNING BALANCE	—	—	—

CASH & CASH EQUIVALENTS, ENDING BALANCE	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

NONCASH INVESTING AND FINANCING TRANSACTIONS

The accompanying notes are an integral part of these financial statements

Advanced Water Technology Holdings, Inc.

(formerly known as Alchemical Capital Corp)

(A Development Stage Company)

Notes to Financial Statements

June 30, 2011

NOTE 1 - DESCRIPTION OF BUSINESS AND DEVELOPMENT STAGE RISK

ORGANIZATION

Advanced Water Technology Holdings, Inc. (the “Company”), formerly known as Alchemical Capital Corp., is a development stage company incorporated in Florida on June 16, 2008. On November 24, 2010, the

Company re-domiciled to Delaware and changed its name to Advanced Water Technology Holdings, Inc.

The Company intends to acquire and operate businesses which as a whole develop, license, manufacture, market, and/or distribute advanced water technology products and services on a worldwide basis. At June 30, 2011, the Company had not yet commenced any formal business operations and all activity to date related to the Company formation, capital stock issuance, professional fees with regard to proposed Securities and Exchange Commission (“SEC”) filing and identification of businesses. The Company's fiscal year ends on December 31st.

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

Net deferred tax assets consist of the following components as of:

	June 30	December 31
	2011	2010
NOL carryover	18,725	14,850
Valuation allowance	(18,725)	(14,850)
Net deferred tax asset	—	—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for the periods ended June 30, 2011 and December 31, 2010, were $55,073 and 43,676, respectively, and for federal income tax reporting purposes are subject to annual limitations. Should a change in our ownership occur the net operating loss carry forwards may be limited as to their use in future years.

NOTE 5 - RELATED PARTY TRANSACTIONS

On April 21, 2010, the Company’s majority shareholder before the change in control or stock transfer canceled loans to the Company in the amount of $27,910 and, as a result, such amount increased paid in capital to the Company.

After the change in control, the Company’s majority shareholder, Advanced Water Technologies, Inc. has provided loans to the Company in the amount of $7,238 as of June 30, 2011.  The Company does not lease or rent any property.  Office space and services are provided without charge. Such costs are immaterial to the financial statements and, accordingly, have not been reflected therein.  The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities.  If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests.  The Company has not formulated a policy for the resolution of such conflicts.

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

Going Concern

Our financial statements have been prepared on the basis of accounting principles applicable to a going concern. As a result, they do not include adjustments that would be necessary if we were unable to continue as a going concern and would therefore be obligated to realize assets and discharge our liabilities other than in the normal course of operations.  As reflected in the accompanying financial statements, the Company is in the development stage with no operations or revenues, has used cash flows in operations of $38,148 from June 16, 2008 (inception) to June 30, 2011 and has an accumulated deficit of $55,073 through June 30, 2011. This raises substantial doubt about our ability to continue as a going concern, as expressed in the opinion on our financial statements included in this report. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

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

Results for the Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

Revenues. The Company’s revenues for the quarter ended June 30, 2011 and June 30, 2010 were $0.  There were no sales during these periods.

Cost of Revenues.  The Company’s cost of revenues for the quarter ended June 30, 2011 and June 30, 2010 were $0.  There were no costs of revenues because no sales were made by the Company.

General and Administrative Expenses. General and administrative expenses for the quarter ended June 30, 2011 and June 30, 2010 were $2,820 and $3,653, respectively. General and administrative expenses consisted primarily of professional service fees, travel and entertainment, and communication expenses for the quarter ended June 30, 2011, and professional fees for the quarter ended June 30, 2010.

Net Loss. Net losses for the quarter ended June 30, 2011 and June 30, 2010 were $(2,820) and $(3,653), respectively.  The net losses were related to general and administrative expenses and no revenues for the periods indicated.

For the period ended June 30, 2011, we had an accumulated deficit of $(55,073).

Impact of Inflation

We believe that the rate of inflation has had a negligible effect on our operations.

Liquidity and Capital Resources

The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. Since its inception, the Company has been funded by its shareholders.

As of June 30, 2011, total current assets were $0.

As of June 30, 2011, total current liabilities were $24,163, which consisted of accounts payable in the amount of $16,925 and a shareholder loan in the amount of $7,238.  As of December 31, 2010, total current liabilities were $12,766, which consisted of accounts payable in the amount of $5,528 and a shareholder loan in the amount of $7,238.  We had negative net working capital of ($24,163) as of June 30, 2011, compared to negative net working capital of $(12,766) as of December 31, 2010.

During the six month period ended June 30, 2011, operating activities used no cash. During the six month period ended June 30, 2010, operating activities used cash of $7,954. The cash used by operating activities during the six month period ended June 30, 2010 was related to general and administrative expenses. All of the cash during that period was provided by shareholder loans, which was the Company’s sole source of cash for the period ended June 30, 2010.

Intangible Assets

There were no intangible assets as of June 30, 2011.

Material Commitments

There were no material commitments as of June 30, 2011.

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

Based on the assessment performed, management has concluded that the Company’s internal control over financial reporting is effective and provides reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements as of June 30, 2011 in accordance with generally accepted accounting principles.  Further, management has not identified any material weaknesses in the Company’s internal control over financial reporting as of June 30, 2011.

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

 ADVANCED WATER TECHNOLOGY HOLDINGS, INC.

DATE: August 22, 2011	By: /s/ Basilio Chen
Basilio Chen
President, Secretary and Treasurer
(Principal Accounting Officer and Authorized
Officer)

Advanced Water Technology Holdings, Inc.

Index to Exhibits

Exhibit Number	Description

Exhibit 31.1	302 Certification – Basilio Chen
Exhibit 32.1	906 Certification – Basilio Chen

